Form 10-Q
period 2004-06-30
Naugatuck Valley Financial Corp
filed 2004-09-27
CIK 1293413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-50876
                                                 -------


                     NAUGATUCK VALLEY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UNITED STATES                           TO BE APPLIED FOR
-----------------------------------------   ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


333 CHURCH STREET, NAUGATUCK, CONNECTICUT                          06770
---------------------------------------------                     -------
     (Address of principal executive offices)                    (Zip Code)


                                 (203) 720-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                        No         X
    -------------------      --------------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                        No         X
    -------------------      --------------------

         As of September 20, 2004, there were no shares of the registrant's common stock outstanding.

                     NAUGATUCK VALLEY FINANCIAL CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                           PAGE NO.
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at June 30, 2004 and
                  December 31, 2003..............................................................           3

                  Consolidated Statements of Income for the three and six months ended
                  June 30, 2004 and 2003.........................................................           4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2004 and 2003.........................................................           5

                  Notes to Unaudited Consolidated Financial Statements..........................            6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................           8

                  Liquidity and Capital Resources................................................          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................          13

         Item 4.  Controls and Procedures........................................................          13


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................          14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................          14

         Item 3.  Defaults Upon Senior Securities................................................          14

         Item 4.  Submission of Matters to a Vote of Security Holders............................          14

         Item 5.  Other Information..............................................................          14

         Item 6.  Exhibits and Reports on Form 8-K...............................................          14

SIGNATURES

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS.

         Naugatuck Valley Financial Corporation (the "Company") has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Naugatuck Valley Savings and Loan (the "Bank"). After completion of the reorganization, the Company will become the federally chartered mid-tier stock holding company of the Bank and will own all of the Bank's capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank and its subsidiary.

NAUGATUCK VALLEY SAVINGS AND LOAN
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                               June 30,       December 31,
                                                                 2004             2003
--------------------------------------------------------------------------  -----------------

                                                               (UNAUDITED)       (AUDITED)
ASSETS
Cash and due from depository institutions                       $   5,967       $   4,752
Investment in federal funds                                         6,492           5,023
Investment securities                                              35,759          38,727
Loans receivable, net                                             189,833         180,378
Other assets                                                       15,602          15,076
                                                                ---------       ---------
        TOTAL ASSETS                                            $ 253,653       $ 243,956
                                                                ---------       ---------

LIABILITIES AND CAPITAL ACCOUNTS
Liabilities
  Deposits                                                      $ 198,923       $ 183,455
  Advances from Federal Home Loan Bank of Boston                   28,631          34,990
  Other liabilities                                                 4,522           4,294
                                                                ---------       ---------
        Total liabilities                                         232,076         222,739
                                                                ---------       ---------

Commitments and contingencies

Capital accounts
  Retained earnings                                                21,725          20,947
  Accumulated other comprehensive income                             (148)            270
                                                                ---------       ---------
        Total capital                                              21,577          21,217
                                                                ---------       ---------
TOTAL LIABILITIES AND CAPITAL ACCOUNTS                          $ 253,653       $ 243,956
-----------------------------------------------------------------------------------------------

NAUGATUCK VALLEY SAVINGS AND LOAN
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                          Six Months Ended         Three Months Ended
                                                              June 30,                  June 30,
                                                       ------------------------  ------------------------
                                                          2004         2003         2004         2003
---------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
INTEREST AND DIVIDEND INCOME
Interest on loans                                         $ 5,407      $ 5,646      $ 2,712      $ 2,769
Interest and dividends on investments and deposits            676          771          345          392
                                                         --------     --------     --------      -------
        Total interest income                               6,083        6,417        3,057        3,161
                                                         --------     --------     --------      -------

INTEREST EXPENSE
Interest on deposits                                        1,132        1,561          562          742
Interest on borrowed funds                                    720          701          354          348
                                                         --------     --------     --------      -------
        Total interest expense                              1,852        2,262          916        1,090
                                                         --------     --------     --------      -------

NET INTEREST INCOME                                         4,231        4,155        2,141        2,071

PROVISION FOR LOAN LOSSES                                      --           45           --           --
                                                         --------     --------     --------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,231        4,110        2,141        2,071
                                                         --------     --------     --------      -------

NONINTEREST INCOME
Loan fees and service charges                                 427          432          216          211
Income from bank owned life insurance                          97           44           49           44
Gain on sale of mortgages                                       5           67           --           50
Gain on sale of investments                                    24            6           --            6
Income from investment advisory services, net                  57           --           26           --
Other income                                                   29           41           15           22
                                                         --------     --------     --------      -------
        Total noninterest income                              639          590          306          333
                                                         --------     --------     --------      -------

NONINTEREST EXPENSE
Compensation, taxes and benefits                            2,202        1,866        1,080          981
Office occupancy                                              558          540          275          270
Computer processing                                           270          246          124          131
Federal insurance premiums                                     14           14            7            7
(Gain) loss on foreclosed real estate, net                    (37)          (2)          (5)          (6)
Other expenses                                                737          667          384          298
                                                         --------     --------     --------      -------
        Total noninterest expense                           3,744        3,331        1,865        1,681
                                                         --------     --------     --------      -------

INCOME BEFORE PROVISION FOR INCOME TAXES                    1,126        1,369          582          723

PROVISION FOR INCOME TAXES                                    348          448          182          231
                                                         --------     --------     --------      -------
        NET INCOME                                        $   778      $   921      $   400      $   492
---------------------------------------------------------------------------------------------------------

                                       4

NAUGATUCK VALLEY SAVINGS AND LOAN
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                            -----------------------------
                                                                                    2004            2003
---------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $    778        $    921
Adjustments to reconcile net income to cash
   provided by operating activities:
      Provision for loan losses                                                         --              45
      Depreciation and amortization expense                                            336             326
      Provision for deferred taxes                                                      (1)             --
      Net gain on sale of real estate owned                                            (44)            (14)
      Gain on sale of mortgages                                                         (5)            (67)
      Loans originated for sale                                                     (1,927)         (5,959)
      Proceeds from the sale of loans                                                1,932           6,026
      Gain on sale of investments                                                      (24)             (6)
      Decrease (increase) in accrued income receivable                                  41             (16)
      Increase (decrease) in deferred loan fees                                         55             (53)
      Increase in bank owned life insurance asset                                      (97)            (44)
      Decrease (increase) in other assets                                             (241)            161
      (Decrease) increase in other liabilities                                          (4)            177
                                                                                  ---------        --------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES                  799           1,497
                                                                                  ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                           13,459           8,693
Proceeds from maturities of held-to-maturity securities                                 --             100
Purchase of available-for-sale securities                                           (7,552)        (12,309)
Purchase of held-to-maturity securities                                             (3,610)           (291)
Loan originations net of principal payments                                         (9,510)            (32)
Proceeds from the sale of foreclosed real estate                                       181              43
Purchase of property and equipment                                                    (425)           (452)
Purchase of bank owned life insurance asset                                             --          (3,600)
                                                                                  ---------        --------
                            NET CASH USED BY INVESTING ACTIVITIES                   (7,457)         (7,848)
                                                                                  ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits                                                           (429)          1,675
Net change in other deposit accounts                                                15,897          11,031
Advances from Federal Home Loan Bank                                                   650           3,403
Repayment of Advances from Federal Home Loan Bank                                   (7,009)         (7,212)
Net change in mortgagors' escrow accounts                                              233             190
                                                                                  ---------        --------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                9,342           9,087
                                                                                  ---------        --------

Increase in cash and cash equivalents                                                2,684           2,736
Cash and cash equivalents at beginning of period                                     9,775          18,158
                                                                                  ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 12,459        $ 20,894
-----------------------------------------------------------------------------------------------------------
Cash paid during the period for:
      Interest                                                                    $  1,834        $  2,248
      Income taxes                                                                     297             375

                                       5

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of the Bank, and those of Naugatuck Valley Mortgage Servicing Corporation, its wholly-owned subsidiary. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Bank's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank's 2003 Consolidated Financial Statements included in the Company's Registration Statement on Form S-1, as amended.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - COMPREHENSIVE INCOME

Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain (loss) on available-for-sale securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Bank's one source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.


-------------------------------------------------------------------------------------------------
                                                   Six Months Ended          Three Months Ended
                                                       June 30,                   June 30,
                                              -------------------------  ------------------------
(IN THOUSANDS)                                     2004          2003         2004         2003
-------------------------------------------------------------------------------------------------
Net income                                       $  778      $   921        $ 400         $ 492

Net unrealized (loss) gain on
securities available for sale
during the period                                  (418)         208         (479)          292
                                                 -------     -------       -------       -------
      TOTAL COMPREHENSIVE INCOME                 $  360      $ 1,129        $ (79)        $ 784
------------------------------------------------------------------------------------------------

NOTE 3 - MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On May 17, 2004, and as amended and restated on June 15, 2004, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and Minority Stock Issuance (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, which was approved by the Bank's depositors at a special meeting of depositors held on September 16, 2004, the Bank will: (i) convert to a stock savings bank as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize a Mutual Holding Company as a federally chartered mutual holding company that will own at least 51% of the common stock of the Company so long as the Mutual Holding Company remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

The Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The Mutual Holding Company will maintain the majority ownership of the Company. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At June 30, 2004, reorganization costs of approximately $316,000 had been included in other assets.


NOTE 4 - CRITICAL ACCOUNTING POLICIES

The Bank considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Bank considers the following to be critical accounting policies: allowance for loan losses and deferred income taxes.

ALLOWANCE FOR LOAN LOSSES. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.

Although the Bank believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. The Bank engages an independent review of its commercial loan portfolio annually and adjusts its loan ratings based upon this review. In addition, the Bank's regulatory authorities as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

DEFERRED INCOME TAXES. The Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Bank exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed continually as regulatory and business factors change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the Bank's Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's Registration Statement on Form S-1, as amended.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in real estate market values in the Bank's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2004

Total assets increased by $9.7 million during the period from December 31, 2003 to June 30, 2004, primarily due to an increase in loans of $9.5 million. The increase in loans primarily reflects an increase in our multi-family and commercial loans of $6.0 million, or 21.8%, due in large part to an increase in subdivision lending and individual builder lending and an increase in our consumer loans of $4.2 million, or 20.0%, due to promotions of home equity lines of credit and second mortgage loans. These increases were partially offset by a decrease in our one- to four-family loans of $694,000, or 0.5%, due to the sale of one group of loans in 2004. The increase in the loan portfolio was funded by an increase in deposits of $15.5 million partially offset by a decrease in borrowings of $6.4 million. Deposits increased primarily due to the continued growth of our new Derby branch, which opened in February 2003, increased advertising and competitive interest rates. Capital increased by $360,000, or 1.7%, from $21.2 million at December 31, 2003 to $21.6 million at June 30, 2004 as a result of net income offset by a decrease in unrealized gains on available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL. Net income decreased $92,000 or 18.7% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income.

Net income decreased $143,000, or 15.5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, primarily due to an increase in noninterest expense partially offset by increases in net interest income and in noninterest income.

NET INTEREST INCOME. Net interest income increased $70,000, or 3.4%, to $2.1 million for the three months ended June 30, 2004. Net interest income increased $76,000, or 1.8%, to $4.2 million for the six months ended June 30, 2004. The primary reason for the increase in net interest income for both the three and six month periods was the decrease in interest expense. Interest expense decreased in both periods as we were able to lower rates on all categories of deposit accounts in 2004 and as maturing certificates of deposit renewed at lower rates. We also experienced an increase in lower rate core deposit accounts as a result of promotion of low-cost or no-cost checking accounts for businesses and consumers, which decreased our cost of funds.

The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2004 and 2003.

                                             THREE MONTHS                            SIX MONTHS
                                              ENDED JUNE,                          ENDED JUNE 30,
                                       ------------------------              --------------------------
                                            2004        2003       % CHANGE        2004         2003       % CHANGE
                                       -----------  -----------  ----------- -------------  -----------  ------------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Loans.............................   $   2,712   $   2,769        (2.06)%    $  5,407    $   5,646        (4.23)%
   Fed Funds sold....................          13          27       (51.85)           24           46       (47.83)
   Investment securities.............         325         353        (7.93)          635          700        (9.29)
   Federal Home Loan Bank stock......           7          12       (41.67)           17           25       (32.00)
                                        ----------  ----------                  ---------   ----------
      Total interest income..........       3,057       3,161        (3.29)        6,083        6,417        (5.20)

INTEREST EXPENSE:
   Certificate accounts..............         439         606       (27.56)          892        1,262       (29.32)
   Regular savings accounts..........          49          57       (14.04)           96          130       (26.15)
   Checking and NOW accounts.........          10          20       (50.00)           25           48       (47.92)
   Money market savings accounts.....          64          59         8.47           119          121        (1.65)
                                        ----------  ----------                  ---------   ----------
      Total interest-bearing deposits         562         742       (24.26)        1,132        1,561       (27.48)
   FHLB advances.....................         354         348         1.72           720          701         2.71
                                        ----------  ----------                  ---------   ----------
      Total interest expense.........         916       1,090       (15.96)        1,852        2,262       (18.13)
                                        ----------  ----------                  ---------   ----------
      Net interest income............   $   2,141   $   2,071         3.38      $  4,231    $   4,155         1.83
                                        ==========  ==========                  =========   ==========

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2004 and 2003.


                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------------------------------
                                              2004               2003               2004                2003
                                      ------------------ ------------------- ------------------  ------------------
                                        AVERAGE   YIELD/   AVERAGE   YIELD/   AVERAGE   YIELD/   AVERAGE    YIELD/
                                        BALANCE    COST    BALANCE    COST    BALANCE    COST     BALANCE    COST
                                      ---------- ------- ---------- -------- --------- --------  --------- --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans.............................  $184,350   5.88%   $166,626    6.65%  $182,574    5.92%  $167,315     6.75%
   Fed Funds sold....................     5,539   0.94       9,403    1.15      5,277    0.91      8,266     1.11
   Investment securities.............    36,130   3.60      37,863    3.73     34,099    3.72     35,696     3.92
   Federal Home Loan Bank stock......     1,779   1.57       1,561    3.07      1,768    1.92      1,561     3.20
                                       --------           --------           --------           --------
     Total interest-earning assets...  $227,798   5.37    $215,453    5.87   $223,718    5.44   $212,838     6.03
                                       ========           ========           ========           ========
INTEREST-BEARING LIABILITIES:
   Certificate accounts..............  $ 85,737   2.05%   $ 91,260    2.66%  $ 85,950    2.08%  $ 90,686     2.78%
   Regular savings accounts..........    45,229   0.43      41,228    0.55     43,704    0.44     39,811     0.65
   Checking and NOW accounts.........    36,275   0.11      30,408    0.26     33,968    0.15     29,216     0.33
   Money market savings accounts.....    27,043   0.95      20,579    1.15     25,949    0.92     19,764     1.22
                                       --------           --------           --------           --------
      Total interest-bearing deposits   194,284   1.16     183,475    1.62    189,571    1.19    179,477     1.74
   FHLB advances.....................    29,467   4.81      27,717    5.02     30,051    4.79     27,651     5.07
                                       --------           --------           ---------          --------
      Total interest-bearing
          liabilities................  $223,751   1.64    $211,192    2.06   $219,622    1.69   $207,128     2.18
                                       ========           ========           ========           ========


Interest and dividend income decreased $104,000, or 3.3%, for the three months ended June 30, 2004 as a result of a decrease in the average yield on interest-earning assets to 5.37% from 5.87% partially offset by an increase in the average balance of interest-earning assets to $227.8 million from $215.5 million. Interest and dividend income decreased $334,000, or 5.2%, for the six months ended June 30, 2004 as a result of a decrease in the average yield on interest-earning assets to 5.44% from 6.03% partially offset by an increase in the average balance of interest-earning assets to $223.7 million from $212.8 million. Interest on loans decreased during the three and six months ended June 30, 2004 due to the decrease in the average yield on loans partially offset by the increase in the average balance of those assets. Interest on securities decreased during the three and six months ended June 30, 2004 due to the decrease in the average yield on securities and the decrease in the average balance of those assets. During the three and six months ended June 30, 2004, we originated loans at lower interest rates and our securities had lower average yields due to the prevailing low interest rate environment.

Net interest income decreased $174,000, or 16.0%, for the three months ended June 30, 2004 as a result of a decrease in the average yield on interest-bearing liabilities to 1.64% from 2.06% partially offset by an increase in the average balance of interest-earning assets to $223.8 million from $211.2 million. Interest expense decreased $410,000, or 18.1%, for the six months ended June 30, 2004 as a result of a decrease in the average yield on interest-bearing liabilities to 1.69% from 2.18% partially offset by an increase in the average balance of interest-earning assets to $219.6 million from $207.1 million. Rates paid on interest-bearing liabilities decreased during both the three and six months ended June 30, 2004 due to a decline in market interest rates.

PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2004 and 2003.


                                                                  THREE MONTHS                  SIX MONTHS
                                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                                           --------------------------------------------------------
                                                               2004          2003           2004          2003
                                                           ------------  ------------   ------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Allowance at beginning of period.........................     $1,811         $2,006        $1,810         $1,994
Provision for loan losses................................         --             --            --             45
Charge-offs..............................................       (20)          (213)          (20)          (264)
Recoveries...............................................         34              2            35             20
                                                              ------         ------        ------         ------
Net charge-offs..........................................         14          (211)            15          (244)
                                                              ------         ------        ------         ------
Allowance at end of period...............................     $1,825         $1,795        $1,825         $1,795
                                                              ======         ======        ======         ======


We did not record a provision for loan losses for either the three or six month period ended June 30, 2004. The lack of provision in 2004 reflected lower charge-offs and decreased non-performing assets. The charge-offs during the 2003 periods are due to a one time charge to write down to market value loans for which we had previously established specific allowance.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.



                                                             AT JUNE 30,       AT DECEMBER 31,
                                                                2004                2003              % CHANGE
                                                          ------------------  ------------------ -------------------
                                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans.........................................      $918              $  906                 1.32%
Real estate owned........................................        71                 208               (65.87)
                                                               ----              ------              -------
   Total nonperforming assets............................      $989              $1,114               (11.22)
                                                               ====              ======              =======
Total nonperforming loans to total loans.................      0.48%               0.50%               (4.00)
Total nonperforming loans to total assets................      0.36%               0.37%               (2.70)
Total non performing assets to total assets..............      0.39%               0.46%              (15.22)

NONINTEREST INCOME. The following table summarizes noninterest income for the three and six months ended June 30, 2004 and 2003.


                                                       THREE MONTHS                      SIX MONTHS
                                                      ENDED JUNE 30,                   ENDED JUNE 30,
                                                   -------------------              ----------------------
                                                     2004       2003     % CHANGE      2004       2003      % CHANGE
                                                   -------    --------  ----------  ---------   ----------  ----------
                                                                          (DOLLARS IN THOUSANDS)
Loan fees and service charges...................     $216       $211        2.37%      $427       $432        (1.16)%
Income from bank owned life insurance...........       49         44       11.36         97         44       120.45
Gain on sale of mortgages.......................       --         50     (100.00)         5         67       (92.54)
Gain on sale of investments.....................       --          6     (100.00)        24          6       300.00
Income from investment advisory services, net...       26         --         N/A         57         --          N/A
Other income....................................       15         22      (31.82)        29         41       (29.27)
                                                     ----       ----                   ----       ----
   Total........................................     $306       $333       (8.11)      $639       $590         8.31
                                                     ====       ====                   ====       ====


Noninterest income decreased during the three months ended June 30, 2004 primarily as a result of the lack of gain on sale of mortgages because our asset sensitive interest rate sensitivity position allowed us to hold fixed-rate mortgage loans in portfolio. The lack of gain on sale of mortgages was partially offset by income from investment advisory services. In the third quarter of 2003, we began offering investment advisory services through a third party registered broker-dealer. Noninterest income increased during the six months ended June 30, 2004 primarily as a result of income from investment advisory services and income from bank owned life insurance. During 2003 we purchased life insurance policies, from which we derive income, on certain key executives.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the three and six months ended June 30, 2004 and 2003.


                                                  THREE MONTHS                            SIX MONTHS
                                                 ENDED JUNE 30,                         ENDED JUNE 30,
                                              -------------------                  ----------------------
                                                2004       2003      % CHANGE        2004         2003     % CHANGE
                                              -------    --------    -----------   ---------   ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Compensation, taxes and benefits.........      $1,080      $  981        10.09%     $2,202      $1,866        18.01%
Office occupancy.........................         275         270         1.85         558         540         3.33
Computer processing......................         124         131       (5.34)         270         246         9.76
Federal insurance premiums...............           7           7          --           14          14           --
(Gain) loss on foreclosed real estate,
     net.................................          (5)         (6)     (16.67)         (37)         (2)    1,750.00
Other expenses...........................         384         298       28.86          737         667        10.49
                                               ------      ------                   ------      ------
   Total.................................      $1,865      $1,681       10.95       $3,744      $3,331        12.40
                                               ======      ======                   ======      ======


Noninterest expense increased in both the three and six months ended June 30, 2004 primarily as a result of an increase in compensation, taxes and benefits due to an increase in employees, the resulting payroll taxes and increased pension expense. The increase in employees is primarily a result of the opening of our Derby branch office in February 2003. Other expenses increased due to increases in advertising, fees for an asset/liability management consulting agreement, fees for a new outsourced internal audit function and expenses relating to our charter conversion.

INCOME TAXES. The provision for income taxes decreased in both the three and six month periods ended June 30, 2004 due to a decrease in taxable income and decreases in the effective tax rates. The effective tax rates were 31.2% and 30.9% for the three and six month periods ended June 30, 2004 compared to 32.0% and 32.7% for the three and six month periods ended June 30, 2003. The decreases in the effective tax rates for both 2004 periods are the result of increases in tax exempt bank owned life insurance income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is the  ability  to meet  current  and  future  short-term  financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter we project liquidity availability and demands on this liquidity for the next 90 days. We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits, Federal funds and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2004 cash and cash equivalents totaled $12.5 million, including Federal funds of $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.5 million at June 30, 2004. At June 30, 2004, we had the ability to borrow a total of $93.3 million from the Federal Home Loan Bank of Boston, of which $28.6 million was outstanding. At June 30, 2004, we had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. We had no overnight advances outstanding with the Federal Home Loan Bank of Boston on these dates. In addition, at June 30, 2004, we had ability to borrow $2.0 million from a correspondent bank. We had no advances outstanding on this line on these dates.

At June 30, 2004, we had $14.2 million in unused line availability on home equity lines of credit, $13.1 million in unadvanced commercial lines, $5.3 million in mortgage commitments, $1.0 million in commercial mortgage loan commitments, $2.5 million in unadvanced construction mortgage commitments, $1.4 million in letters of credit, and $71,000 in overdraft line of credit availability. Certificates of deposit due within one year of June 30, 2004 totaled $50.6 million, or 25% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2005. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, we have remained highly liquid, with our liquidity position increasing substantially over the past two fiscal years. We are not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity. We expect that all of our liquidity needs, including the contractual commitments set forth in the table below, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Boston. We expect that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

We are not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material increase in liquidity other than the capital received in this offering. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the reorganization, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2004 we originated $33.9 million of loans and purchased $11.2 million of securities. During the six months ended June 30, 2004, these activities were funded primarily by the proceeds from maturities of available-for-sale securities of $13.5 million, an increase of deposits of $15.5 million and proceeds from the sale of loans of $1.9 million.

Historically, our investment portfolio has been funded by excess liquidity when deposit inflows exceed loan demand. When we have not had such excess liquidity, we have not borrowed from the Federal Home Loan Bank of Boston to supplement our investment portfolio.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. We experienced a net increase in total deposits of $15.5 million for the six months ended June 30, 2004. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a decrease in Federal Home Loan Bank advances of $6.4 million for the six months ended June 30, 2004. The increases in deposit accounts and Federal Home Loan Bank advances, if any, primarily fund our investing and lending activities.

At June 30, 2004, we were subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2004, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. After the reorganization, we will be subject to the regulatory capital requirements of the Office of Thrift Supervision.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the six months ended June 30, 2004 and the year ended December 31, 2003, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of the Bank's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis and Results of Operations - Market Risk Analysis" in the Company's Registration Statement on Form S-1, as amended. The main components of market risk for the Bank are interest rate risk and liquidity risk. The Bank manages interest rate risk and liquidity risk through an Asset/Liability Committee comprised of one outside Director and senior management. The committee monitors compliance with the Bank's Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Bank's interest rate risk and liquidity position at June 30, 2004 has not significantly changed from year end 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

ITEM 2. - UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS. Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES. Not applicable

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

ITEM 5. - OTHER INFORMATION.  Not applicable

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      A.  EXHIBITS -

            3.1  - Charter  of Naugatuck Valley Financial Corporation (1)

            3.2  - Bylaws of Naugatuck Valley Financial Corporation (1)

            4.0  - Form of Stock Certificate of Naugatuck Valley Financial
                   Corporation (1)

            31.1 - Rule 13a-14(a)/15d-14(a) Certification.

            31.2 - Rule 13a-14(a)/15d-14(a) Certification.

            32 -   Section 1350 Certifications.
--------------------
(1)  Incorporated   herein  by  reference  to  the  Exhibits  to  the  Company's
Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.


      B. REPORTS ON FORM 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation (in organization)


Date: September 27, 2004              by:  /s/ John C. Roman
      ------------------                   -------------------------------------
                                           John C. Roman
                                           President and Chief Executive Officer


Date: September 27, 2004              by:  /s/ Lee R. Schlesinger
      ------------------                   -------------------------------------
                                           Lee R. Schlesinger
                                           Vice President and Treasurer