Form 10-Q
period 2004-09-30
Naugatuck Valley Financial Corp
filed 2004-11-12
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-50876

NAUGATUCK VALLEY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

UNITED STATES	65-1233977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT	06770
(Address of principal executive offices)	(Zip Code)

(203) 720-5000

(Registrant’s telephone number, including area code)

N/A

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of November 1, 2004, there were 7,604,375 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1.	Financial Statements.

Condensed Consolidated Statements of Financial Condition

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from depository institutions	$5,706	$4,752
Investment in federal funds	80,881	5,023
Investment securities	24,651	38,727
Loans receivable, net	202,204	180,378
Deferred income taxes	1,008	427
Other assets	15,215	14,649

Total assets	$329,665	$243,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$194,917	$183,455
Advances from Federal Home Loan Bank of Boston	25,017	34,990
Other liabilities	58,545	4,294

Total liabilities	278,479	222,739

Commitments and contingencies
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized; 7,604,375 shares issued and outstanding	76	—
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	33,085	—
Unearned ESOP shares (298,091 shares)	(2,981)	—
Retained earnings	20,832	20,947
Accumulated other comprehensive income	174	270

Total stockholders’ equity	51,186	21,217

Total liabilities and stockholders’ equity	$329,665	$243,956

Consolidated Statements of Income

(In Thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Interest and dividend income
Interest on loans	$8,266	$8,330	$2,859	$2,684
Interest and dividends on investments and deposits	1,082	1,195	406	424

Total interest income	9,348	9,525	3,265	3,108

Interest expense
Interest on deposits	1,725	2,235	593	674
Interest on borrowed funds	1,069	1,036	349	335

Total interest expense	2,794	3,271	942	1,009

Net interest income	6,554	6,254	2,323	2,099
Provision for loan losses	—	45	—	—

Net interest income after provision for loan losses	6,554	6,209	2,323	2,099

Noninterest income
Loan fees and service charges	660	639	233	207
Income from bank owned life insurance	146	87	49	43
Income from investment advisory services, net	87	—	30	—
Gain on sale of mortgages	5	14	—	(53)
(Loss) gain on sale of investments	(156)	6	(180)	—
Other income	46	57	17	16

Total noninterest income	788	803	149	213

Noninterest expense
Compensation, taxes and benefits	3,351	2,871	1,149	1,005
Charitable contributions	1,573	42	1,539	8
Office occupancy	810	797	252	257
FHLBB advances prepayment fee	498	—	498	—
Computer processing	403	369	133	123
Advertising	224	186	59	43
(Gain) loss on foreclosed real estate, net	(58)	13	(21)	15
Other expenses	834	740	282	236

Total noninterest expense	7,635	5,018	3,891	1,687

(Loss) Income before (benefit) provision for income taxes	(293)	1,994	(1,419)	625
(Benefit) Provision for income taxes	(178)	645	(526)	198

Net (Loss) Income	$(115)	$1,349	$(893)	$427

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(115)	$1,349
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	—	45
Depreciation and amortization expense	494	497
Charitable contribution of company stock	1,521	—
Provision for deferred taxes	(532)	—
Net gain on sale of real estate owned	(68)	(14)
Gain on sale of mortgages	(5)	(14)
Loans originated for sale	(1,927)	(8,812)
Proceeds from the sale of loans	1,932	8,826
Gain on sale of investments	156	(6)
Decrease (increase) in accrued income receivable	31	(52)
Decrease in deferred loan fees	(96)	(166)
Increase in bank owned life insurance asset	(146)	(87)
Decrease (increase) in other assets	(175)	116
Increase (decrease) in other liabilities	55,293	(159)

Net cash provided by operating activities	56,363	1,523

Cash flows from investing activities
Proceeds from sales and maturities of available-for-sale securities	25,101	9,270
Proceeds from maturities of held-to-maturity securities	—	100
Purchase of available-for-sale securities	(7,802)	(19,748)
Purchase of held-to-maturity securities	(3,610)	(291)
Loan originations net of principal payments	(21,730)	(3,557)
Proceeds from the sale of foreclosed real estate	276	60
Purchase of property and equipment	(892)	(481)
Purchase of bank owned life insurance asset	—	(3,600)

Net cash used by investing activities	(8,657)	(18,247)

Cash flows from financing activities
Net change in time deposits	(2,340)	777
Net change in other deposit accounts	13,802	13,092
Advances from Federal Home Loan Bank	18,650	3,403
Repayment of Advances from Federal Home Loan Bank	(28,623)	(8,600)
Net change in mortgagors’ escrow accounts	(1,042)	(1,242)
Net proceeds from issuance of common stock	31,740	—
Contribution of proceeds to Naugatuck Valley Mutual Holding Corp.	(100)	—
Payment to acquire common stock for ESOP	(2,981)	—

Net cash provided by financing activities	29,106	7,430

Increase (decrease) in cash and cash equivalents	76,812	(9,294)
Cash and cash equivalents at beginning of period	9,775	18,158

Cash and cash equivalents at end of period	$86,587	$8,864

Cash paid during the period for:
Interest	$2,801	$3,277
Income taxes	454	599

NOTE 1 - MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On May 17, 2004, and as amended and restated on June 15, 2004, the Board of Directors of Naugatuck Valley Savings and Loan (the “Bank”) unanimously adopted a Plan of Reorganization and Minority Stock Issuance (the “Plan of Reorganization”). Pursuant to the Plan of Reorganization, which was approved by the Bank’s depositors at a special meeting of depositors held on September 16, 2004, the reorganization was consummated on September 30, 2004. As part of the Plan of Reorganization, the Bank: (i) converted to a stock savings bank as the successor to the Bank in its former mutual form; (ii) organized Naugatuck Valley Financial Corporation (the “Company”) as a federally chartered corporation that now owns 100% of the common stock of the Bank; and (iii) organized Naugatuck Valley Mutual Holding Company (the “Mutual Holding Company”) as a federally chartered mutual holding company that will own at least a majority of the common stock of the Company so long as the Mutual Holding Company remains in existence. The Bank in its stock form succeeded the business and operations of the Bank in its mutual form and the Company sold a minority interest in its common stock in a public stock offering.

All depositors who had membership or liquidation rights with respect to the Bank as of September 30, 2004, the effective date of the reorganization, continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

On September 30, 2004, the Bank completed its mutual holding company reorganization. In connection with the reorganization, the Company issued a total of 7,604,375 shares consisting of the following:

1.	3,269,881 shares sold in the offering at a price of $10.00 per share, representing 43% of the total shares issued;

2.	152,087 shares contributed to the Naugatuck Valley Savings and Loan Foundation, representing 2% of the total shares issued;

3.	4,182,407 shares issued to the Mutual Holding Company, representing 55% of the total shares issued.

Cost incurred in connection with the offering were recorded as a reduction of the proceeds from the offering and amounted to $959,227 at September 30, 2004

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and those of Naugatuck Valley Mortgage Servicing Corporation, a wholly-owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Bank’s 2003 Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1, as amended.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3 – EARNINGS PER SHARE

When presented, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on September 30, 2004, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

NOTE 4 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain (loss) on available-for-sale securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s one source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net (loss) income	$(115)	$1,349	$(893)	$427
Net unrealized (loss) gain on securities available for sale during the period	(96)	208	322	—

Total Comprehensive (Loss) Income	$(211)	$1,557	$(571)	$427

NOTE 5 - CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the following to be critical accounting policies: allowance for loan losses and deferred income taxes.

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

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. The Company engages an independent review of its commercial loan portfolio annually and adjusts its loan ratings based upon this review. In addition, the Company’s regulatory authorities as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed continually as regulatory and business factors change.

Item 2.	Management’s Discussion and Analy sis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Bank’s Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1, as amended.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased by $85.7 million during the period from December 31, 2003 to September 30, 2004, primarily due to an increase in investment in federal funds of $75.9 million and an increase in loans of $21.8 million. The increase in federal funds is the result of proceeds of the stock subscription and the increase in loans primarily reflects an increase in our multi-family and commercial loans. These increases were partially offset by a decrease in our investment securities of $14.1 million because of sales, maturities and principal pay downs of our investments.

Total liabilities were $278.5 million at September 30, 2004 compared to $222.7 million at December 31, 2003. Deposits at September 30, 2004 increased $11.5 million or 6.2% over December 31, 2003 primarily due to the continued growth of our two offices in the lower Naugatuck Valley combined with increased advertising expenditures to promote low-cost or no-cost checking products. Advances from the Federal Home Loan Bank of Boston decreased from $35.0 million to $25.0 million as a result of early payoffs. Other liabilities increased primarily due to the liability for outstanding checks on the oversubscriptions received in the stock offering.

Shareholders equity increased from $21.2 million at December 31, 2003 to $51.2 million at September 30, 2004 primarily as a result of the net proceeds of the stock offering.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2004 and 2003

General. For the three months ended September 30, 2004, the Company had a net loss of $893,000 as compared to net income of $427,000 the three months ended September 30, 2003, primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income. For the nine months ended September 30, 2004 the Company had a net loss of $115,000 as compared to net income of $1.3 million for the nine months ended September 30, 2003, primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $224,000, or 10.7%, to $2.3 million for the three months ended September 30, 2004. Net interest income increased $300,000, or 4.8%, to $6.6 million for the nine months ended September 30, 2004. The primary reason for the increase in net interest income for both the three and nine month periods was the decrease in interest expense. Interest expense decreased in both periods as we were able to lower rates on all categories of deposit accounts in 2004 and as maturing certificates of deposit renewed at lower rates. We also experienced an increase in lower rate core deposit accounts as a result of promotion of low-cost or no-cost checking accounts for businesses and consumers, which decreased our cost of funds.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2004	2003	% change	2004	2003	% change
	(In thousands)			(In thousands)
Interest income:
Loans	$2,859	$2,684	6.52%	$8,266	$8,330	-0.77%
Fed Funds sold	72	16	350.00%	96	62	54.84%
Investment securities	320	397	-19.40%	955	1,097	-12.94%
Federal Home Loan Bank stock	14	11	27.27%	31	36	-13.89%

Total interest income	3,265	3,108	5.05%	9,348	9,525	-1.86%
Interest expense:
Certificate accounts	449	559	-19.68%	1,341	1,821	-26.36%
Regular savings accounts	66	48	37.50%	162	178	-8.99%
Checking and Now accounts	11	16	-31.25%	36	64	-43.75%
Money market savings accounts	67	51	31.37%	186	172	8.14%

Total interest-bearing deposits	593	674	-12.02%	1,725	2,235	-22.82%
FHLB advances	349	335	4.18%	1,069	1,036	3.19%

Total interest expense	942	1,009	-6.64%	2,794	3,271	-14.58%

Net interest income	$2,323	$2,099	10.67%	$6,554	$6,254	4.80%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Average Balance	Yield / Cost	Average Balance	Yield / Cost	Average Balance	Yield / Cost	Average Balance	Yield / Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$195,847	5.84%	$166,045	6.47%	$187,033	5.89%	$166,888	6.66%
Fed Funds sold	18,688	1.54%	7,256	0.88%	9,780	1.31%	7,925	1.04%
Investment securities	34,765	3.68%	42,977	3.69%	34,323	3.71%	38,150	3.83%
Federal Home Loan Bank stock	2,080	2.69%	1,561	2.82%	1,873	2.21%	1,561	3.07%

Total interest-earning assets	$251,380	5.20%	$217,839	5.71%	$233,009	5.35%	$214,524	5.92%

Interest-bearing liabilities:
Certificate accounts	$85,231	2.11%	$90,434	2.47%	$85,709	2.09%	$90,601	2.68%
Regular savings accounts	66,869	0.39%	41,472	0.46%	51,476	0.42%	40,366	0.59%
Checking and NOW accounts	37,630	0.12%	31,516	0.20%	35,204	0.14%	29,997	0.28%
Money market savings accounts	28,265	0.95%	22,629	0.90%	26,726	0.93%	20,730	1.11%

Total interest-bearing deposits	217,995	1.09%	186,051	1.45%	199,115	1.16%	181,694	1.64%
FHLB advances	32,249	4.33%	26,493	5.06%	30,789	4.63%	27,261	5.07%

Total interest-bearing liabilities	$250,244	1.51%	$212,544	1.90%	$229,904	1.62%	$208,955	2.09%

Interest and dividend income increased $157,000, or 5.1%, for the three months ended September 30, 2004 as a result of an increase in the average balance of interest-earning assets to $251.4 million from $217.8 million partially offset by decrease in the average yield on interest-earning assets to 5.20% from 5.71%. Interest and dividend income decreased $177,000, or 1.9%, for the nine months ended September 30, 2004 as a result of a decrease in the average yield on interest-earning assets to 5.35% from 5.92% partially offset by an increase in the average balance of interest-earning assets to $233.0 million from $214.5 million.

Interest on loans increased during the three months ended September 30, 2004 and decreased during the nine months ended September 30, 2004 due to the increase in the average balance of those assets, offset by the decrease in the average yield on loans. Interest on Federal funds sold increased during the three and nine months ended September 30, 2004 due to the increase in the average balance of those assets and an increase in the average yield. Interest on securities decreased during the three and nine months ended September 30, 2004 due to the decrease in the average yield on securities and the decrease in the average balance of those assets. During the three and nine months ended September 30, 2004, the Company originated loans at lower interest rates and its securities had lower average yields due to the prevailing low interest rate environment.

Net interest income increased $224,000, or 10.7%, for the three months ended September 30, 2004 and increased by $300,000 or 4.8% for the nine months ended September 30, 2004 as a result of a decrease in the average cost of interest-bearing liabilities to 1.51% from 1.90% for the three month period and a decrease to 1.62% from 2.09% for the nine month period along with an increase in the average balance of interest-earning assets to $251.3 million from $217.8 million for the three month period and an increase to $233.0 million from $214.5 million for the nine month period. Interest expense decreased $67,000, or 6.6%, for the three months ended September 30, 2004 and decreased by $477,000, or 14.6% for the nine month period ended September 30, 2004 as a result of a decrease in the average cost of interest-bearing liabilities to 1.51% from 1.90% for the three month period and to 1.62% from 2.09% for the nine month period which was partially offset by an increase in the average balance of interest-bearing liabilities to $250.2 million from $212.5 million for the three month period and an increase to $229.9 million from $209 million for the nine month period. Rates paid on interest-bearing liabilities decreased during both the three and nine months ended September 30, 2004 due to a decline in market interest rates.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$1,825	$1,795	$1,810	$1,994
Provision for loan losses	—	—	—	45
Charge-offs	(26)	—	(46)	(264)
Recoveries	15	15	50	35

Net (charge-offs) recoveries	(11)	15	4	(229)

Allowance at end of period	$1,814	$1,810	$1,814	$1,810

The Company did not record a provision for loan losses for either the three or nine month period ended September 30, 2004. The lack of provision in 2004 reflected lower charge-offs and decreased non-performing assets. The charge-offs during the 2003 periods are due to a one time charge to write down to market value loans for which the Bank had previously established specific allowance.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2004	At December 31, 2003	% change
	(In thousands)
Nonaccrual loans	$1,058	$906	16.78%
Real estate owned	—	208	-100.00%

Total nonperforming assets	$1,058	$1,114	-5.03%

Total nonperforming loans to total loans	0.52%	0.50%	4.17%
Total nonperforming loans to total assets	0.32%	0.37%	-13.58%
Total nonperforming assets to total assets	0.32%	0.46%	-29.72%

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Loan fees and service charges	$233	$207	12.56%	$660	$639	3.29%
Income from bank owned life insurance	49	43	13.95%	146	87	67.82%
(Loss) Gain on sale of mortgages	—	(53)	-100.00%	5	14	-64.29%
(Loss) Gain on sale of investments	(180)	—	NA	(156)	6	-2700.00%
Income from investment advisory services, net	30	—	NA	87	—	NA
Other income	17	16	6.25%	46	57	-19.30%

Total	$149	$213	-30.05%	$788	$803	-1.87%

Noninterest income decreased during the three months ended September 30, 2004 primarily as a result of the loss on sale of investments partially offset by income from investment advisory services. In the third quarter of 2003, we began offering investment advisory services through a third party registered broker-dealer. Noninterest income decreased during the nine months ended September 30, 2004 primarily as a result of loss on sale of investments offset by income from investment advisory services and income from bank owned life insurance. During 2003 the Bank purchased life insurance policies, from which it derives income, on certain key executives.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,149	$1,005	14.33%	$3,351	$2,871	16.72%
Office occupancy	252	257	-1.95%	810	797	1.63%
Computer processing	133	123	8.13%	403	369	9.21%
Advertising	59	43	37.21%	224	186	20.43%
FHLBB advances prepayment fee	498	—	NA	498	—	NA
Charitable contributions	1,539	8	19137.50%	1,573	42	3645.24%
(Gain) Loss on foreclosed real estate, net	(21)	15	-240.00%	(58)	13	-546.15%
Other expenses	282	236	19.49%	834	740	12.70%

Total	$3,891	$1,687	130.65%	$7,635	$5,018	52.15%

Noninterest expense increased in both the three and nine months ended September 30, 2004 primarily as a result of an increase in charitable contributions because of the establishment and funding of Naugatuck Valley Savings and Loan Foundation with $1.5 million of expense for the common stock donation made along with the $498,000 prepayment fee paid to the Federal Home Loan Bank of Boston for early payoff of $9.6 million in borrowings. Compensation, taxes and benefits also increased due to an increase in employees, the resulting payroll taxes and increased pension expense. The increase in employees is primarily a result of the opening of our Derby branch office in February 2003 and hiring an investment executive in August 2003. Other expenses increased due to increases in advertising, fees for an asset/liability management consulting agreement, fees for a new outsourced internal audit function and expenses relating to the Bank’s charter conversion to a federal charter on August 20, 2004.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days. The Company regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits, Federal funds and short- and intermediate-term U.S. Government agency obligations.

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents totaled $86.6 million, including Federal funds of $80.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.4 million at September 30, 2004. At September 30, 2004, the Company had the ability to borrow a total of $95.7 million from the Federal

Home Loan Bank of Boston, of which $25.0 million was outstanding. At September 30, 2004, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston on these dates. In addition, at September 30, 2004, the Company had ability to borrow $2.0 million from a correspondent bank. The Company had no advances outstanding on this line on these dates.

At September 30, 2004, the Company had $14.5 million in unused line availability on home equity lines of credit, $1.4 million in unadvanced commercial lines, $4.7 million in mortgage commitments, $275,000 in commercial loan commitments, $13.6 million in unadvanced construction mortgage commitments, $2.2 million in letters of credit, $1.0 million commitment to purchase 50% participation interest in a construction loan and $91,000 in overdraft line of credit availability. Certificates of deposit due within one year of September 30, 2004 totaled $52.6 million, or 27% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2005. The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company has remained highly liquid, with our liquidity position increasing substantially over the past two fiscal years. The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity. The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston. The Company expects that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material increase in liquidity other than the capital received in this offering. The capital from the offering has significantly increased our liquidity and capital resources. Over time, this high level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2004 we originated $51.9 million of loans and purchased $11.4 million of securities. During the nine months ended September 30, 2004, these activities were funded primarily by the proceeds from maturities of available-for-sale securities of $25.1 million, an increase of deposits of $11.5 million, proceeds from the sale of loans of $1.9 million and advances from the Federal Home Loan Bank of Boston of $18.6 million.

Historically, our investment portfolio has been funded by excess liquidity when deposit inflows exceed loan demand. When we have not had such excess liquidity, the Company has not borrowed from the Federal Home Loan Bank of Boston to supplement our investment portfolio.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $11.5 million for the nine months ended September 30, 2004. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a decrease in Federal Home Loan Bank advances of $10.0 million for the nine months ended September 30, 2004. The increases in deposit accounts and Federal Home Loan Bank advances, if any, primarily fund our investing and lending activities.

At September 30, 2004, we were subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the nine months ended September 30, 2004 and the year ended December 31, 2003, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of portfolio equity, see “Management’s Discussion and Analysis and Results of Operations – Market Risk Analysis” in the Company’s Registration Statement on Form S-1, as amended. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk through an Asset/Liability Committee comprised of one outside Director and senior management. The committee monitors compliance with the Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company’s interest rate risk position at September 30, 2004 has not materially changed from year end 2003 while the liquidity position has increased due to the net proceeds of the stock offering.

Item 4.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

The following information is provided with the Company’s sale of its common stock as part of the mutual holding company reorganization.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-116627) was August 12, 2004.

b.	The offering was consummated on September 30, 2004 with the sale of all securities registered pursuant to the Registration Statement. Ryan Beck & Co., Inc. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 3,421,968 shares. The amount included 3,269,881 shares (or $32.7 million) sold in the offering and 152,087 shares (contributed at the $0.01 par value per share) issued to Naugatuck Valley Savings and Loan Foundation.

d.	A reasonable estimate of the expenses incurred in connection with the stock offering was $959,227 including expenses paid to and for underwriters of $244,000, attorney and accounting fees of $373,000 and other expenses of $342,227. The net proceeds resulting from the offering after deducting expenses was $31.7 million.

e.	It is intended that the net proceeds will be invested in U.S. Government Agency Securities.

Item 3. - Defaults Upon Senior Securities. Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. - Other Information Not applicable

Item 6. - Exhibits

Exhibits –

3.1	Charter of Naugatuck Valley Financial Corporation

3.2	Bylaws of Naugatuck Valley Financial Corporation

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (1)

10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings and Loan Employment Agreement with John C. Roman

10.2	Naugatuck Valley Savings and Loan Change in Control Agreement with Jane H. Walsh

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: November 12, 2004	by:	/s/ John C. Roman
John C. Roman President and Chief Executive Officer

Date: November 12, 2004	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger Vice President and Treasurer (Principal Financial Officer)