Form 10-K
period 2004-12-31
Naugatuck Valley Financial Corp
filed 2005-03-31
CIK 1293413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________________ to _____________

                         Commission File Number: 0-50876

                     NAUGATUCK VALLEY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

   UNITED STATES                                         65-1233977
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

333 Church Street, Naugatuck, Connecticut                             06770
    (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (203) 720-5000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004, was $0.

      The number of shares outstanding of the registrant's common stock as of March 1, 2005 was 7,604,375, of which 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Stockholders and of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

                                      INDEX

                                     Part I
                                                                                                            Page
Item 1.     Business.......................................................................................... 1
Item 2.     Properties........................................................................................21
Item 3.     Legal Proceedings.................................................................................22
Item 4.     Submission of Matters to a Vote of Securities Holders.............................................22

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities..........................................................22
Item 6.     Selected Financial Data...........................................................................23
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation..............23
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................23
Item 8.     Financial Statements and Supplementary Data.......................................................23
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............23
Item 9A.    Controls and Procedures...........................................................................23
Item 9B.    Other Information.................................................................................23

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant................................................24
Item 11.    Executive Compensation............................................................................24
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters.............................................................................24
Item 13.    Certain Relationships and Related Transactions....................................................24
Item 14.    Principal Accountant Fees and Services............................................................24

                                     Part IV

Item 15.    Exhibits and Financial Statement Schedules........................................................24

      This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Naugatuck Valley Financial Corporation's current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

      Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Naugatuck Valley Financial operates, as well as nationwide, Naugatuck Valley Financial's ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, Naugatuck Valley Financial assumes no obligation to update any forward-looking statements.

                                     PART I

Item 1.     BUSINESS

                                  Risk Factors

A decline in our return on equity as a result of the capital we raised in our 2004 stock offering may negatively impact our stock price.

      Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity for the year ended December 31, 2004, and the three months ended December 31, 2004, was 1.41% and 4.12%, respectively. Over time, we intend to use the net proceeds from our 2004 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.

      Our noninterest expenses in 2005 are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares that may be purchased or granted to employees and executives under new benefit plans, if implemented. These additional expenses would adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants' accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Issuance of shares for benefit programs may dilute your ownership interest.

      We intend to adopt a stock-based incentive plan in 2005. If our stockholders approve the new stock-based incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the stock-based incentive plan are funded from authorized but unissued stock, your ownership interest in shares held by persons other than Naugatuck Valley Mutual could be diluted by up to approximately 4.17%. If the shares issued upon the exercise of stock options under the stock-based incentive plan are issued from authorized but unissued stock, your ownership interest in shares held by persons other than Naugatuck Valley Mutual could be diluted by up to approximately 9.82%.

Naugatuck Valley Mutual's majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may like or a second-step conversion by Naugatuck Valley Mutual.

      Naugatuck Valley Mutual owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage Naugatuck Valley Financial, Naugatuck Valley Savings and Naugatuck Valley Mutual. As a federally chartered mutual holding company, the Board of Directors of Naugatuck Valley Mutual must ensure that the interests of depositors of Naugatuck Valley Savings are represented and considered in matters put to a vote of stockholders of Naugatuck Valley Financial. Therefore, the votes cast by Naugatuck Valley Mutual may not be in your personal best interests as a stockholder. For example, Naugatuck Valley Mutual may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Naugatuck Valley Financial. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Naugatuck Valley Mutual. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prohibit the merger or an acquisition of us, which may lower our stock price.

      Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies which is reflected in the stock prices of mutual holding companies. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision's concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected. We have no current plans to undertake a remutualization transaction. In addition, Office of Thrift Supervision regulations prohibit, for three years following the completion of a stock offering by a company such as Naugatuck Valley Financial, the acquisition of more than 10% of any class of equity security of the company without the prior approval of the Office of Thrift Supervision.

Our contribution to the Naugatuck Valley Savings and Loan Foundation may not be tax deductible, which could hurt our profits.

      We believe that our contribution to the Naugatuck Valley Savings and Loan Foundation, valued at $1.5 million, pre-tax, will be deductible for federal income tax purposes. However, we do not have any assurance that the Internal Revenue Service will grant tax-exempt status to the foundation. If the contribution is not deductible, we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully.

Our increased emphasis on commercial and construction lending and the unseasoned nature of these loans may expose us to increased lending risks and could impact the level of our allowance for loan losses.

      Since December 31, 2000, our commercial real estate, commercial business and residential construction loan portfolio has increased $37.2 million, or 471.4%, and at December 31, 2004, $45.0 million, or 21.6%, of our loan portfolio consisted of these real estate, construction and commercial business loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers for commercial business loans and for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. These factors can be impacted by many variables including economic events beyond the borrowers' control. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

      Because of our planned continued emphasis on commercial and construction lending and the unseasoned nature of many of these loans, we may determine it necessary to increase the level of our allowance for loan losses. We make various judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loans and our loan loss and delinquency experience, and we evaluate economic conditions. However, as a result of our recent expansion, a significant portion of our commercial and construction loans are unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. If our judgments are incorrect, our allowance for loan losses may not be sufficient to cover future losses, which will result in additions to our allowance through increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Increased provisions for loan losses would increase our expenses and reduce our profits. Finally, during our recent expansion, we have also experienced a historically low interest rate environment. Our unseasoned adjustable rate loans have not, therefore, been subject to a rising interest rate environment which could cause them to adjust to their maximum interest rate level. Such an increase could increase collection risks resulting from potentially higher payment obligations by the borrower.

Rising interest rates may hurt our profits and asset value.

      Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate six times to 2.50%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

If we do not achieve profitability on new branches, the new branches may negatively impact our earnings.

      We opened a new branch in Seymour, Connecticut in January 2005. We also expect to open a new branch in Southbury, Connecticut in the first quarter of 2006. We intend to continue to pursue opportunities to pursue expansion of our branch network, as well as to upgrade our current branch facilities. We cannot assure you that our branch expansion strategy and our branch upgrading will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. In addition to branch employees, we will hire lending and other employees to support our expanded infrastructure.

Strong competition within our market area could hurt our profits and slow growth.

      Although we consider ourselves competitive in the Greater Naugatuck Valley, which we consider our market area, we face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

      We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

General

      Naugatuck Valley Financial Corporation was organized as a federal corporation at the direction of Naugatuck Valley Savings and Loan in connection with the mutual holding company reorganization of Naugatuck Valley Savings. The reorganization was completed on September 30, 2004. In the reorganization, Naugatuck Valley Financial sold 43% of its outstanding shares of common stock (3,269,881 shares) to the public, contributed 2% of its outstanding shares of common stock (152,087 shares) to the Naugatuck Valley Savings and Loan Foundation and issued 55% of its outstanding shares of common stock (4,182,407 shares) to Naugatuck Valley Mutual Holding Company, the mutual holding company parent of Naugatuck Valley Savings.

      So long as Naugatuck Valley Mutual exists, it will own at least a majority of Naugatuck Valley Financial's common stock. Naugatuck Valley Financial's business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the reorganization. Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Naugatuck Valley Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and U.S. government and agency securities, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

      Naugatuck Valley Savings is a federally chartered savings bank, and has served its customers in Connecticut since 1922. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family, multi-family and commercial real estate, construction, commercial business, and consumer loans, which we primarily hold for investment.

      Naugatuck Valley Mutual is our federally chartered mutual holding company parent. As a mutual holding company, Naugatuck Valley Mutual is a non-stock company that has as its members the depositors of Naugatuck Valley Savings. Naugatuck Valley Mutual does not engage in any business activity other than owning a majority of the common stock of Naugatuck Valley Financial.

Available Information

      Naugatuck Valley Financial's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.nvsl.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

Market Area

      We are headquartered in Naugatuck, Connecticut, which is located in south-western Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. In addition to our main office, we operate four branch offices in the Greater Naugatuck Valley which we consider our market area. The Greater Naugatuck Valley encompasses the communities in the central and lower Naugatuck Valley regions in New Haven and Fairfield Counties. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries.

Competition

      We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors' funds from money market funds and other corporate and government securities. In addition, banks owned by Bank of America Corporation, Wachovia Corporation and J.P. Morgan Chase & Co., all of which are large super-regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

      Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

      We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

      General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. To a lesser but growing extent, our loan portfolio includes multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

      One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

      We offer fixed-rate loans with terms of either 10, 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on either a 15, 20 or 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after either a one, three, five or seven year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

      Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

      While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As interest rates declined and remained low over the past few years, we have experienced high levels of loan repayments and refinancings.

      We generally do not make conventional loans with loan-to-value ratios exceeding 97% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a Board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

      In an effort to provide financing for first-time buyers, we offer a first-time home buyers program. We offer fixed-rate residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines.

      Multi-Family and Commercial Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions and owner-occupied properties used for businesses. We intend to continue to grow this segment of our loan portfolio.

      We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three or five years. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 3% above the one-year, three-year or five-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value.

      Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. We require either an environmental survey or impaired property insurance for all multi-family and commercial real estate loans.

      Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. The largest outstanding residential construction loan at December 31, 2004 was $644,000, $115,000 of which was outstanding. This loan was performing according to its terms at December 31, 2004. We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, single family subdivisions, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2004 was $3.2 million, of which $1.9 million was outstanding. This loan was performing according to its terms at December 31, 2004.

      We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price. Our land loans adjust annually after a five-year initial fixed period. Interest rates are equal to 3.75% above the one-year constant maturity Treasury index.

      We also originate loans to local contractors and developers for the purpose of making improvements to, and on, approved subdivisions and condominium projects within two years of the date of the original loan. Such loans generally are written with a maximum loan-to-value ratio of 80% of the lower of the appraised value or purchase price of the land. These loans adjust when and as the index changes at a rate that is generally equal to the prime rate as published in The Wall Street Journal plus 1%. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

      Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. We originate one- to seven-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are usually written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a 0.5% to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship was a $654,000 loan secured primarily by commercial real estate and business assets, including drilling equipment and trucks. This loan was performing according to its original terms at December 31, 2004.

      When making commercial business loans, we consider the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

      Consumer Loans. We offer a variety of consumer loans, primarily second mortgage loans and home equity lines of credit, and, to a much lesser extent, loans secured by passbook or certificate accounts, automobiles and unsecured loans. Unsecured loans generally have a maximum borrowing limit of $5,000 and a maximum term of three years.

      The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Second mortgage loans have fixed rates of interest for terms of up to 15 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years. These loans are originated with maximum loan-to-value ratios of 80% of the value of the appraised value of the property and we require that we have a second lien position on the property.

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

      Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans.

      Historically, we have originated loans for investment purposes only. However, as the low interest rate environment continued, we determined to consider loan sales as part of our interest rate risk management efforts. Beginning in 2002, we began selling some of the longer-term fixed-rate loans that we originate. We sell these loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We sold $1.9 million, $8.9 million and $7.0 million of loans in the years ended December 31, 2004, 2003 and 2002, respectively. We occasionally sell participation interests in loans.

      Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

      For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of whom must be the President and Chief Executive Officer or a vice president, may approve loans up to $359,700 and a majority of the members of the Board loan committee must approve loans over $359,700. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the Board of Directors loan committee must approve loans over $200,000 and up to $500,000. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.0 million and two members of the Board of Directors loan committee must approve loans over $500,000 and up to $1.0 million. The Board of Directors must approve all consumer loans over

$200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

      Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower's related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2004, our regulatory limit on loans to one borrower was $6.0 million. At that date, our largest lending relationship was $3.5 million and included residential mortgage, home equity lines of credit and construction loans, all of which were performing according to the original repayment terms at December 31, 2004.

      Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days or less.

      Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. We send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 91 days. When the loan becomes 91 days past due, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

      Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 90 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Investment Activities

      We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.

      At December 31, 2004, our investment portfolio consisted primarily of U.S. government and agency securities with maturities of five years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations, and insured certificates of deposit at other financial institutions.

      Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability Committee. The Asset/Liability Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Executive Vice President is the designated investment officer and is responsible for the daily investment activities and is authorized to make investment decisions consistent with our investment policy. The Asset/Liability Committee meets regularly with the Executive Vice President and President and Chief Executive Officer in order to review and determine investment strategies and transactions.

Deposit Activities and Other Sources of Funds

      General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

      Deposit Accounts. The vast majority of our depositors are residents of the State of Connecticut. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts and various retirement accounts. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, and even higher rates on long-term deposits, but not be the market leader in every type and maturity.

      Borrowings. We borrow from the Federal Home Loan Bank of Boston to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Boston and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

      In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs.

Subsidiaries

      Naugatuck Valley Mortgage Servicing Corporation, established in 1999 under Connecticut law as a subsidiary of Naugatuck Valley Savings and Loan, is a passive investment corporation organized in order to take advantage of certain tax benefits. Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. At December 31, 2004, Naugatuck Valley Mortgage Servicing had $162.5 million in assets.

Personnel

      At December 31, 2004, we had 80 full-time employees and 14 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                           Regulation and Supervision

General

      Naugatuck Valley Savings and Loan is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Naugatuck Valley Savings and Loan is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Naugatuck Valley Savings and Loan must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Naugatuck Valley Savings and Loan's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on our operations.

      Naugatuck Valley Financial and Naugatuck Valley Mutual, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise have to comply with the rules and regulations of the Office of Thrift Supervision. Naugatuck Valley Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

      Certain of the regulatory requirements that are applicable to Naugatuck Valley Savings and Loan, Naugatuck Valley Financial and Naugatuck Valley Mutual are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Naugatuck Valley Savings and Loan, Naugatuck Valley Financial and Naugatuck Valley Mutual and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

      Business Activities. Federal law and regulations, primarily the Home Owners' Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Naugatuck Valley Savings and Loan. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets. Naugatuck Valley Savings and Loan complies with all lending limits imposed by the Office of Thrift Supervision.

      Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

      Capital Requirements. The Office of Thrift Supervision's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, Naugatuck Valley Savings and Loan met each of these capital requirements.

      Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

      Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard. Naugatuck Valley has not received any notice that it has failed to meet any standard prescribed by the guidelines.

      Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Naugatuck Valley Savings and Loan, it is a subsidiary of a holding company. If Naugatuck Valley Savings and Loan's capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

      Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." At December 31, 2004, Naugatuck Valley Savings and Loan met the qualified thrift lender test.

      Transactions with Related Parties. Federal law limits Naugatuck Valley Savings and Loan's authority to lend to, and engage in certain other transactions with (collectively, "covered transactions"), "affiliates" (e.g., any company that controls or is under common control with an institution, including Naugatuck Valley Financial, Naugatuck Valley Mutual and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Naugatuck Valley Savings and Loan's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Naugatuck Valley Savings and Loan may make to insiders based, in part, on Naugatuck Valley Savings and Loan's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to appointment of a receiver or conservator or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report.

      Insurance of Deposit Accounts. Naugatuck Valley Savings and Loan is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

      The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings and Loan. Management cannot predict what insurance assessment rates will be in the future.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the year ended December 31, 2004, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.51 basis points of assessable deposits. At December 31, 2004, Naugatuck Valley Savings and Loan had paid all fees and assessments for deposit insurance.

      The Federal Deposit Insurance Corporation may terminate an institution's insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Naugatuck Valley Savings and Loan does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Federal Home Loan Bank System. Naugatuck Valley Savings and Loan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings and Loan, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

      Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment

Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

      The Community Reinvestment Act requires public disclosure of an institution's rating and requires the Office of Thrift Supervision to provide a written evaluation of an association's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

      Naugatuck Valley Savings received a "Satisfactory" rating as a result of its most recent Community Reinvestment Act assessment.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Naugatuck Valley Savings complies with the foregoing requirements.

Holding Company Regulation

      General. Naugatuck Valley Financial and Naugatuck Valley Mutual are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Naugatuck Valley Financial and Naugatuck Valley Mutual and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Naugatuck Valley Savings and Loan.

      Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Naugatuck Valley Mutual, may generally engage in the following activities:
(1) investing in the stock of insured depository institutions and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed or trust; (8) any activity permitted for multiple savings and loan holding companies by Office of Thrift Supervision regulations; (9) any activity permitted by the Board of Governors of the Federal Reserve System for bank holding companies and financial holding companies; and (10) any activity permissive for service corporations. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial services activities, including insurance and securities.

      Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution's failure to so qualify.

      Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We have this two-tier form of organization. Naugatuck Valley Financial is the stock holding company subsidiary of Naugatuck Valley Mutual. Naugatuck Valley Financial is only permitted to engage in activities that are permitted for Naugatuck Valley Mutual subject to the same restrictions and conditions.

      Waivers of Dividends by Naugatuck Valley Mutual. Office of Thrift Supervision regulations require Naugatuck Valley Mutual to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Naugatuck Valley Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; (ii) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (iii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iv) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (v) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed subsequent dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Naugatuck Valley Mutual will waive dividends that Naugatuck Valley Financial may pay, if any.

      Conversion of Naugatuck Valley Mutual to Stock Form. Office of Thrift Supervision regulations permit Naugatuck Valley Mutual to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as our successor, Naugatuck Valley Mutual's corporate existence would end, and certain depositors of Naugatuck Valley Savings and Loan would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Naugatuck Valley Mutual would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Naugatuck Valley Mutual own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than Naugatuck Valley Mutual would not be diluted because of any dividends waived by Naugatuck Valley Mutual (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Naugatuck Valley Mutual converts to stock form. The total number of shares held by stockholders other than Naugatuck Valley Mutual after a conversion transaction also would be increased by any purchases by stockholders other than Naugatuck Valley Mutual in the stock offering conducted as part of the conversion transaction.

      Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

      Remutualization Transactions. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision's concerns are not warranted in the particular case.

Federal Securities Laws

      Naugatuck Valley Financial's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Naugatuck Valley Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

      Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company's securities by directors and executive officers.

      The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Among other requirements, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Privacy Requirements of the GLBA

      The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United

States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Other Regulations

      Interest and other charges collected or contracted for by Naugatuck Valley Savings and Loan are subject to state usury laws and federal laws concerning interest rates. Naugatuck Valley Savings and Loan's loan operations are also subject to federal laws applicable to credit transactions, such as the:

      o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

      o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

      o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

      o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

      o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

      o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

      The deposit operations of Naugatuck Valley Savings and Loan also are subject to the:

      o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

      o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

      o Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

                           Federal and State Taxation

Federal Income Taxation

      General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2004 year, Naugatuck Valley Savings and Loan's maximum federal income tax rate was 34%.

      Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.8 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Naugatuck Valley Savings and Loan makes a "non-dividend distribution" to Naugatuck Valley Savings and Loan as described below.

      Distributions. If Naugatuck Valley Savings and Loan makes "non-dividend distributions" to us, the distributions will be considered to have been made from Naugatuck Valley Savings and Loan's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from Naugatuck Valley Savings and Loan's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Naugatuck Valley Savings and Loan's taxable income. Non-dividend distributions include distributions in excess of Naugatuck Valley Savings and Loan's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Naugatuck Valley Savings and Loan's current or accumulated earnings and profits will not be so included in Naugatuck Valley Savings and Loan's taxable income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Naugatuck Valley Savings and Loan makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Naugatuck Valley Savings and Loan does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

      Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries are subject to the Connecticut corporation business tax. Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries will be eligible to file a combined Connecticut income tax return and will pay the larger of the regular corporation business tax (income tax) or a capital stock tax, but no less than a nominal minimum tax.

      The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the effective state tax rate (9.375% for 2004) to arrive at Connecticut income tax.

      Connecticut capital stock tax is computed as the average value of our issued and outstanding capital stock, including treasury stock at par or face value, fractional shares, scrip certificates convertible into stock and amounts received on capital stock subscriptions plus the average value of its surplus and undivided profit and the average value of its surplus reserves less the average value of any deficit carried on its balance sheets and the average value of any stock it owns in private corporations, including treasury shares. The average capital calculated so computed is then multiplied by the Connecticut capital tax rate of 0.31% per dollar not to exceed $1 million.

      In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Naugatuck Valley Savings and Loan's formation of a passive investment company in September 1999 is expected to substantially eliminate the state income tax expense of Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries. However, we will remain liable for the capital stock tax. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to state income taxes in Connecticut.

                      Executive Officers of the Registrant

      The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board's discretion. The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are:

                   Name                                            Position
-------------------------------------------   ----------------------------------------------------
John C. Roman                                 President and Chief Executive Officer of Naugatuck
                                              Valley Financial, Naugatuck Valley Mutual and
                                              Naugatuck Valley Savings and Loan

Dominic J. Alegi, Jr.                         Executive Vice President of Naugatuck Valley
                                              Financial, Naugatuck Valley Mutual and Naugatuck
                                              Valley Savings and Loan

Jane H. Walsh                                 Senior Vice President of Naugatuck Valley
                                              Financial, Naugatuck Valley Mutual and Naugatuck
                                              Valley Savings and Loan

William C. Nimons                             Senior Vice President of Naugatuck Valley
                                              Financial, Naugatuck Valley Mutual and Naugatuck
                                              Valley Savings and Loan

Lee R. Schlesinger                            Vice President and Treasurer of Naugatuck Valley
                                              Financial, Naugatuck Valley Mutual and Naugatuck
                                              Valley Savings and Loan

Mark S. Graveline                             Senior Vice President of Naugatuck Valley Financial
                                              and Naugatuck Valley Mutual, Senior Vice President
                                              and Chief Lending Officer of Naugatuck Valley
                                              Savings and Loan

      Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2004.

      Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings and Loan since 1989. Mr. Alegi has served with Naugatuck Valley Savings and Loan since 1970. Age 58.

      William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings and Loan since 2001. Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank. Age 58.

      Lee R. Schlesinger has served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Vice President and Treasurer of Naugatuck Valley Savings since August 2004. Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings and Loan from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings and Loan from 2000 to 2003. Mr. Schlesinger has served with Naugatuck Valley Savings and Loan since 1983. Age 44.

      Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 48.

ITEM 2.  PROPERTIES

      We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2004.

                                        Year           Net Book Value
                                      Opened/                at              Square       Owned/     Date of Lease
Location                              Acquired       December 31, 2004      Footage       Leased      Expiration
---------                          -------------   ---------------------   ----------   ----------  ---------------
                                                  (Dollars in thousands)
Main Office:
333 Church Street                       1996               $2,936            23,000       Owned            --
Naugatuck, Connecticut  06770

Branches:
1009 New Haven Road                     2001                1,347             3,300       Owned            --
Naugatuck, Connecticut  06770

127 South Main Street                   1997                  204               960       Owned            --
Beacon Falls, Connecticut  06403

860 Bridgeport Avenue                   2001                   46               725       Leased         2006(1)
Shelton, Connecticut  06484

49 Pershing Drive                       2003                  245             1,950       Leased         2013(2)
Derby, Connecticut  06418

249 West Street (4)                     2002                   --             9,500       Owned            --
Seymour, Connecticut  06483

Other Properties:
1007 New Haven Road                     1974                   39             1,725       Leased         2014(3)
Naugatuck, Connecticut  06770

                                        Year           Net Book Value
                                      Opened/                at              Square       Owned/     Date of Lease
Location                              Acquired       December 31, 2004      Footage       Leased      Expiration
---------                          -------------   ---------------------   ----------   ----------  ---------------
                                                  (Dollars in thousands)
135 South Main Street (5)               2003                  147               N/A       Owned            --
Beacon Falls, Connecticut
06403

504 Bridgeport Avenue (6)               2004                   --               N/A       Leased         2020
Shelton, Connecticut
06484

Lot #2 Quaker Farms Road (7)            2004                  381               N/A       Owned            --
Southbury, Connecticut
06488

-------------------------
(1)   We have an option to renew this lease for one additional ten-year period.

(2) We have an option to renew this lease for three additional five-year periods.

(3) Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2006. The tenant has an option to renew this lease for one additional five-year period.

(4) This branch opened in January 2005. The Net Book Value of this property at January 31, 2005 was $2.0 million. This branch occupies 3,500 square feet of this office along with 6,000 square feet of rentable space, none of which was rented as of this date.

(5) This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch. Based on current estimates, we expect the total cost of this project to be approximately $36,000, $11,000 of which had been incurred at December 31, 2004.

(6) We expect to relocate our current Shelton branch to this location in the third quarter of 2005. Based on current estimates, we expect the total cost of the lease, construction, furniture, fixtures and equipment to be approximately $575,000, $4,000 of which had been incurred at December 31, 2004.

(7) We expect to open a branch at this location in the first quarter of 2006. We have not yet completed a cost analysis for this new branch.

ITEM 3.  LEGAL PROCEEDINGS

      Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The information regarding the market for Naugatuck Valley Financial's common equity and related stockholder matters is incorporated herein by reference to Naugatuck Valley Financial's 2004 Annual Report to Stockholders at "Investor and Corporate Information."

      Naugatuck Valley Financial did not repurchase any of its common stock during the three months ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the Section captioned "Selected Consolidated Financial Information" in the 2004 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to Naugatuck Valley Financial's 2004 Annual Report to Stockholders at "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is incorporated herein by reference to the Section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The information regarding financial statements is incorporated herein by reference to Naugatuck Valley Financial's 2004 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

      On November 16, 2004, the Company and John C. Roman, President and Chief Executive Officer of the Company, entered into an amendment to Mr. Roman's Death Benefit Agreement. Under the terms of the amendment, Mr. Roman's beneficiary will become entitled to a single lump sum payment of $193,000 upon Mr. Roman's death during his employment with the Bank or $25,000 upon Mr. Roman's death at any other time.

      On September 30, 2004, the Company and the Bank executed an employment agreement with John C. Roman, President and Chief Executive Officer. On September 30, 2004 and November 24, 2004, the Bank executed change in control agreements with Jane E. Walsh, Senior Vice President and Director, and Dominic
J. Alegi, Jr., Executive Vice President, respectively. On September 30, 2004, the Bank entered into the Naugatuck Valley Savings and Loan Change in Control Severance Plan. The terms of the employment agreement, the change in control agreements and the severance plan were previously disclosed in the Company's Registration Statement on Form S-1 (File No. 333-116627).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to the directors and officers of Naugatuck Valley Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Naugatuck Valley Financial's Proxy Statement for the 2005 Annual Meeting of Stockholders and to Part I, Item 1, "Description of Business -- Executive Officers of the Registrant."

      Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to Naugatuck Valley Financial's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The information relating to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to Naugatuck Valley Financial's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to Naugatuck Valley Financial's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND EXPENSES

      The information relating to the principal accountant fees and expenses is incorporated herein by reference to Naugatuck Valley Financial's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (1) The following are filed as a part of this report by means of incorporation to Naugatuck Valley Financial's 2005 Annual Report to
            Stockholders:

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

            o Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Changes in Capital Accounts for the Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

            o     Notes to Consolidated Financial Statements

      (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

             3.1  Charter of Naugatuck Valley Financial Corporation(1)

             3.2  Bylaws of Naugatuck Valley Financial Corporation(1)

             4.1 Specimen Stock Certificate of Naugatuck Valley Financial Corporation(2)

            10.1 Naugatuck Valley Financial Corporation and Naugatuck Valley Savings and Loan Employment Agreement with John C. Roman(1)

            10.2 Naugatuck Valley Savings and Loan Change in Control Agreement with Jane H. Walsh(1)

            10.3 Naugatuck Valley Savings and Loan Change in Control Agreement with Dominic J. Aleji

            10.4  Naugatuck Valley Savings and Loan Directors' Retirement
                  Plan(2)

            10.5 Form of Naugatuck Valley Savings and Loan Employee Severance Compensation Plan(2)

            10.6 Naugatuck Valley Savings and Loan Death Benefit Agreement with John C. Roman, as amended

            10.7 Naugatuck Valley Savings and Loan Death Benefit Agreement with Dominic J. Alegi, Jr.(2)

            13.0  Annual Report to Stockholders

            14.0  Code of Ethics and Business Conduct

            21.0  List of Subsidiaries

            23.0  Consent of Snyder & Haller, P.C.

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.0 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

------------------------------
(1) Incorporated by reference to the Company's Form 10-Q for the three months ended September 30, 2004.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 22, 2005                By:/s/ John C. Roman
                                           -------------------------------------
                                           John C. Roman
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                       Title                                     Date
      ----                       -----                                     ----
/s/ John C. Roman                President, Chief Executive Officer    March 22, 2005
----------------------------     (principal executive officer)
John C. Roman

/s/ Lee R. Schlesinger           Vice President and Treasurer          March 22, 2005
----------------------------     (principal accounting and
Lee R. Schlesinger               financial officer)

/s/ Ronald D. Lengyel            Director                              March 22, 2005
----------------------------
Ronald D. Lengyel

/s/ Carlos S. Batista            Director                              March 22, 2005
----------------------------
Carlos S. Batista

/s/ Richard M. Famiglietti       Director                              March 22, 2005
----------------------------
Richard M. Famiglietti

/s/ James A. Mengacci            Director                              March 22, 2005
----------------------------
James A. Mengacci

/s/ Michael S. Plude             Director                              March 22, 2005
----------------------------
Michael S. Plude

/s/ Camilo P. Vieira             Director                              March 22, 2005
----------------------------
Camilo P. Vieira

/s/ Jane H. Walsh                Director                              March 22, 2005
----------------------------
Jane H. Walsh