Form 10-Q
period 2005-03-31
Naugatuck Valley Financial Corp
filed 2005-05-13
CIK 1293413

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-50876

                     NAUGATUCK VALLEY FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                        UNITED STATES                                        65-1233977
   -----------------------------------------------------       --------------------------------------
     (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                               organization)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT                                                 06770
----------------------------------------------------------------                         -------
         (Address of principal executive offices)                                       (Zip Code)

                                 (203) 720-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X
    ---   ---

      As of May 1, 2005, there were 7,604,375 shares of the registrant's common stock outstanding.

                     NAUGATUCK VALLEY FINANCIAL CORPORATION

                                Table of Contents

Part I.  Financial Information                                                                     Page No.
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at March 31, 2005 and
                  December 31, 2004..............................................................      3

                  Consolidated Statements of Income for the three months ended
                  March 31, 2005 and 2004........................................................      4

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2005 and 2004........................................................      5

                  Notes to Unaudited Consolidated Financial Statements..........................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................      7

                  Liquidity and Capital Resources................................................     11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................     12

         Item 4.  Controls and Procedures........................................................     13

Part II.  Other Information

         Item 1.  Legal Proceedings..............................................................     13

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................     13

         Item 3.  Defaults Upon Senior Securities................................................     13

         Item 4.  Submission of Matters to a Vote of Security Holders............................     13

         Item 5.  Other Information..............................................................     13

         Item 6.  Exhibits.......................................................................     13

Signatures

Exhibits

                          Item 1. Financial Statements.

[LOGO] Naugatuck Valley
       Financial Corporation


Condensed Consolidated Statements of Financial Condition
(In Thousands, except per share data)

----------------------------------------------------------------------------------------------
                                                                  March 31,       December 31,
                                                                     2005            2004
-----------------------------------------------------------------------------    -------------
                                                                         (Unaudited)
ASSETS
Cash and due from depository institutions                       $       5,197    $       7,552
Investment in federal funds                                             3,704               23
Investment securities                                                  44,867           36,264
Loans receivable, net                                                 210,616          203,820
Deferred income taxes                                                   1,217            1,042
Other assets                                                           17,543           16,748
                                                                -------------    -------------

        Total assets                                            $     283,144    $     265,449
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                      $     194,508    $     193,366
  Advances from Federal Home Loan Bank of Boston                       33,924           15,826
  Other liabilities                                                     3,068            4,686
                                                                -------------    -------------

           Total liabilities                                          231,500          213,878
                                                                -------------    -------------

Commitments and contingencies

Capital Accounts
  Common stock, $.01 par value; 25,000,000 shares authorized;              76               76
    7,604,375 shares issued and outstanding
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding
  Paid-in capital                                                      33,089           33,089
  Retained earnings                                                    21,640           21,362
  Unearned ESOP shares (293,180 shares)                                (2,932)          (2,932)
  Accumulated other comprehensive income (loss)                          (229)             (24)
                                                                -------------    -------------

           Total capital accounts                                      51,644           51,571
                                                                -------------    -------------

        Total liabilities and stockholders' equity              $     283,144    $     265,449
==============================================================================================

[LOGO] Naugatuck Valley
       Financial Corporation

Consolidated Statements of Income
(In Thousands, except per share data)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2005         2004
--------------------------------------------------------------------------------
                                                                (Unaudited)

Interest and dividend income
Interest on loans                                           $ 3,029     $ 2,695
Interest and dividends on investments and deposits              403         331
                                                            -------     -------
        Total interest income                                 3,432       3,026
                                                            -------     -------

Interest expense
Interest on deposits                                            588         570
Interest on borrowed funds                                      225         366
                                                            -------     -------
        Total interest expense                                  813         936
                                                            -------     -------

Net interest income                                           2,619       2,090

Provision for loan losses                                        15          --
                                                            -------     -------

Net interest income after provision for loan losses           2,604       2,090
                                                            -------     -------

Noninterest income
Loan fees and service charges                                   209         211
Income from bank owned life insurance                            48          48
Income from investment advisory services                         63          36
Gain on sale of mortgages                                        --           5
Gain on sale of investments                                      --          24
Other income                                                     20          14
                                                            -------     -------
        Total noninterest income                                340         338
                                                            -------     -------

Noninterest expense
Compensation, taxes and benefits                              1,390       1,122
Office occupancy                                                397         311
Computer processing                                             144         146
Advertising                                                     131          76
Charitable contributions                                         10          23
Gain on foreclosed real estate, net                             (37)        (32)
Other expenses                                                  345         238
                                                            -------     -------
        Total noninterest expense                             2,380       1,884
                                                            -------     -------

Income before provision
  for income taxes                                              564         544

Provision for income taxes                                      161         166
                                                            -------     -------

        Net Income                                          $   403     $   378
                                                            -------     -------

Earnings per common share - Basic                           $  0.06         N/A
===============================================================================

[LOGO] Naugatuck Valley
       Financial Corporation

Consolidated Statements of Cash Flows
(In Thousands)


----------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                --------------------
                                                                                 2005        2004
----------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                (Unaudited)
Net income                                                                      $    403    $    378
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                          15          --
   Depreciation and amortization expense                                             168         165
   Provision for deferred taxes (benefit)                                            (69)          1
   Net gain on sale of real estate owned                                             (46)        (37)
   Gain on sale of mortgages                                                          --          (5)
   Loans originated for sale                                                          --      (1,927)
   Proceeds from the sale of loans                                                    --       1,932
   Gain on sale of investments                                                        --         (24)
   Increase (decrease) in accrued income receivable                                 (158)         42
   Increase (decrease) in deferred loan fees                                         (10)         87
   Increase in bank owned life insurance asset                                       (48)        (48)
   Decrease in other assets                                                           62          50
   Decrease in other liabilities                                                    (288)       (311)
                                                                                --------    --------
                              Net cash provided by operating activities               29         303
                                                                                --------    --------
Cash flows from investing activities
Proceeds from sales and maturities of available-for-sale securities                  740      10,878
Proceeds from maturities of held-to-maturity securities                              190          --
Purchase of available-for-sale securities                                         (9,855)     (4,029)
Purchase of held-to-maturity securities                                               --        (950)
Loan originations net of principal payments                                       (6,801)     (2,020)
Proceeds from the sale of foreclosed real estate                                     113         114
Purchase of property and equipment                                                  (875)       (216)
                                                                                --------    --------
                              Net cash (used) provided by investing activities   (16,488)      3,777
                                                                                --------    --------
Cash flows from financing activities
Net change in time deposits                                                        3,770         239
Net change in other deposit accounts                                              (2,628)      3,780
Advances from Federal Home Loan Bank                                              39,545         650
Repayment of Advances from Federal Home Loan Bank                                (21,447)     (5,502)
Net change in mortgagors' escrow accounts                                         (1,330)     (1,104)
Dividends paid to stockholders                                                      (125)         --
                                                                                --------    --------
                              Net cash provided (used) by financing activities    17,785      (1,937)
                                                                                --------    --------
Increase in cash and cash equivalents                                              1,326       2,143
Cash and cash equivalents at beginning of period                                   7,575       9,775
                                                                                --------    --------
    Cash and cash equivalents at end of period                                  $  8,901    $ 11,918
====================================================================================================
Cash paid during the period for:
Interest                                                                        $    818    $    928
Income taxes                                                                          68          --


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and those of Naugatuck Valley Mortgage Servicing Corporation, a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no dilutive securities outstanding during the period ended March 31, 2005. Earnings per share for the period ended March 31, 2004 are not meaningful because the Company did not complete its initial public offering until September 30, 2004.

NOTE 3 -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain (loss) on available-for-sale securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2005           2004
--------------------------------------------------------------------------------
                                                               (In thousands)

Net income                                                  $ 403           $378

Net unrealized (loss) gain on
   securities available for sale
   during the period, net of tax                             (204)            61
                                                            -----           ----

     Total Comprehensive Income                             $ 199           $439
================================================================================

NOTE 4 - CRITICAL ACCOUNTING POLICIES

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

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. The Company engages an independent review of its commercial loan portfolio annually and adjusts its loan ratings based upon this review. In addition, the Company's regulatory authorities, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2004 included in the Company's Annual Report.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, changes in real estate market values in the Company's market area, and changes in relevant accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 under "Item 1. Business - Risk Factors." These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased by $17.7 million, or 6.7% to $283.1 million during the period from December 31, 2004 to March 31, 2005, primarily due to an increase in investments of $8.6 million, an increase in loans of $6.8 million and an increase in federal funds of $3.7 million. The increase in loans primarily reflects an increase in our home equity loans and commercial mortgages. These increases were partially offset by a decrease in cash of $2.4 million.

Total liabilities were $231.5 million at March 31, 2005 compared to $213.9 million at December 31, 2004. Deposits at March 31, 2005 increased $1.1 million over December 31, 2004. Advances from the Federal Home Loan Bank of Boston increased from $15.8 million to $33.9 million. These borrowings were used to fund investments and loans. Other liabilities decreased by $1.6 million primarily due to the decrease in the balances of mortgage escrow accounts as taxes were paid on most properties in January.

Total capital was $51.6 million in both periods due to net income of $403,000 for the quarter, offset by an adjustment to unrealized gain (loss) on available-for-sale securities of ($205,000) and a dividend of $125,000 paid to stockholders during the period.

Comparison  of  Operating  Results For The Three Months Ended March 31, 2005 and
2004

General. For the three months ended March 31, 2005, the Company had net income of $403,000 compared to net income of $378,000 the three months ended March 31, 2004, primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $529,000, or 25.3%, to $2.6 million for the three months ended March 31, 2005. The primary reason for the increase in net interest income for the period was a 13.4% increase in total interest income combined with a 13.1% decrease in interest expense. The increase in net interest income is attributed primarily to an increase in interest earned on commercial mortgages and investments, as a result of a 54.3% increase in the average balance of commercial mortgages and a 19.2% increase in the average balance of investments outstanding over the prior period. The decrease in interest expense is attributed to a 21.3% decrease in the average balance of borrowings over the period, which was partially offset by a small increase in interest expense on deposits.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2005 and 2004.

                                            Three Months
                                           Ended March 31,
                                           ---------------
                                            2005     2004    % change
                                           ------   ------   --------
                                             (Dollars in thousands)

   Interest income:
      Loans                                $3,029   $2,695     12.39%
      Fed Funds sold                            7       11    -36.36%
      Investment securities                   375      310     20.97%
      Federal Home Loan Bank stock             21       10    110.00%
                                           ------   ------
         Total interest income              3,432    3,026     13.42%

   Interest expense:
      Certificate accounts                    457      453      0.88%
      Regular savings accounts                 45       47    -4.26%
      Checking and Now accounts                11       15    -26.67%
      Money market savings accounts            75       55     36.36%
                                           ------   ------
         Total interest-bearing deposits      588      570      3.16%
      FHLB advances                           225      366    -38.52%
                                           ------   ------
         Total interest expense               813      936    -13.14%
                                           ------   ------
         Net interest income               $2,619   $2,090     25.31%
                                           ======   ======

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2005 and 2004.


                                                                 Three Months Ended March 31,
                                                                    2005                 2004
                                                            -------------------    -------------------
                                                             Average    Yield/     Average     Yield/
                                                             Balance     Cost      Balance      Cost
                                                            --------   --------    --------   --------
                                                                      (Dollars in thousands)
      Interest-earning assets
              Loans                                         $206,050       5.88%   $180,803       5.96%
              Fed Funds sold                                   1,015       2.76%      4,991       0.88%
              Investment securities                           38,255       3.92%     32,091       3.86%
              FHLB Stock                                       2,180       3.85%      1,757       2.28%
                                                            --------               --------

                  Total interest-earning assets             $247,500       5.55%   $219,642       5.51%
                                                            ========               ========

      Interest-bearing liabilities
              Certificate accounts                          $ 82,272       2.22%   $ 86,163       2.10%
              Regular savings accounts & escrow               45,946       0.39%     42,179       0.45%
              Checking and NOW accounts                       34,919       0.13%     31,662       0.19%
              Money market savings accounts                   29,652       1.01%     24,854       0.89%
                                                            --------               --------

                 Total interest-bearing deposits             192,789       1.22%    184,857       1.23%
              FHLB advances                                   24,117       3.73%     30,635       4.78%
                                                            --------               --------

                 Total interest-bearing liabilities         $216,906       1.50%   $215,493       1.74%
                                                            ========               ========

Interest and dividend income increased $406,000, or 13.4%, for the three months ended March 31, 2005 as a result of an increase in the average balance of interest-earning assets to $247.5 million from $219.6 million along with an increase in the average yield on interest-earning assets to 5.55% from 5.51%.

Interest on loans increased during the three months ended March 31, 2005 due to the increase in the average balance of those assets, partially offset by the decrease in the average yield on loans. Interest on federal funds sold decreased during the three months ended March 31, 2005 due to a decrease in the average balance of those assets partially offset by an increase in the average yield. Interest on securities increased during the three months ended March 31, 2005 due to an increase in the average yield on securities along with an increase in the average balance of those assets. During the three months ended March 31, 2005, the Company originated loans at lower interest rates due to the prevailing low interest rate environment, while repositioning some investment securities in an effort to increase the portfolio's yield.

Net interest income increased $529,000, or 25.3%, for the three months ended March 31, 2005 as a result of a decrease in the average cost of interest-bearing liabilities to 1.50% from 1.74% for the three month period along with an increase in the average balance of interest-earning assets to $247.5 million from $219.6 million for the three month period. Interest expense decreased $123,000, or 13.1%, for the three months ended March 31, 2005 as a result of a decrease in the average cost of interest-bearing liabilities to 1.50% from 1.74% for the three month period which was partially offset by an increase in the average balance of interest-bearing liabilities to $216.9 million from $215.5 million for the three month period. The average rates paid on advances from the Federal Home Loan Bank decreased to 3.73% from 4.78% along with a decrease in average balances of those liabilities for the three month period. The average balance of interest-bearing deposits increased to $192.8 million from $184.9 million for the three month period while the average rate paid on these liabilities decreased to 1.22% from 1.23%.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2005 and 2004.

                                     Three Months Ended
                                           March 31,
                                     ------------------
                                      2005        2004
                                     ------      ------
                                       (In thousands)
 Allowance at beginning of period    $1,829      $1,810
 Provision for loan losses               15          --

 Charge-offs                             (3)         --
 Recoveries                               1           1
                                     ------      ------
   Net (charge-offs) recoveries          (2)          1
                                     ------      ------
 Allowance at end of period          $1,842      $1,811
                                     ======      ======

The Company recorded a provision for loan losses of $15,000 for the three month period ended March 31, 2005, compared to no provision in the 2004 period. The provision in 2005 is due primarily to increased balances in the commercial loan portfolio. The charge-off during the 2005 period was due to one loan.

The following table provides information with respect to the Company's nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.


                                              At March 31,  At December 31,
                                                  2005           2004         % change
                                              ------------  ---------------  ---------
                                                (Dollars in thousands)
Nonaccrual loans                                $    592       $    596        -0.67%
Real estate owned                                     --             68      -100.00%
                                                --------       --------
         Total nonperforming assets             $    592       $    664       -10.84%
                                                ========       ========

Total nonperforming loans to total loans            0.28%          0.29%       -3.45%

Total nonperforming loans to total assets           0.21%          0.22%       -4.55%

Total nonperforming assets to total assets          0.21%          0.25%      -16.00%

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2005 and 2004.


                                                Three Months
                                               Ended March 31,
                                              ------------------
                                               2005        2004      % Change
                                              ------      ------     --------
                                            (Dollars in thousands)
Loan fees and service charges                 $  209      $  211        -0.95%
Income from bank owned life insurance             48          48         0.00%
Gain on sale of mortgages                         --           5      -100.00%
Gain on sale of investments                       --          24      -100.00%
Income from investment advisory services          63          36        75.00%
Other income                                      20          14        42.86%
                                              ------      ------
    Total                                     $  340      $  338         0.59%
                                              ======      ======

Noninterest income increased during the three months ended March 31, 2005 primarily as a result of a $27,000 increase in income from investment advisory services to $63,000 from $36,000, or 75%. In the third quarter of 2003, we began offering investment advisory services through a third party registered broker-dealer. This increase was offset by the lack of gains on the sale of investments and loans. There were no sales of either type of these assets during the 2005 period.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2005 and 2004.

                                             Three Months
                                            Ended March 31,
                                         ---------------------
                                          2005          2004        % Change
                                         -------       -------       -------
(Dollars in thousands)
Compensation, taxes and benefits         $ 1,390       $ 1,122         23.89%
Office occupancy                             397           311         27.65%
Computer processing                          144           146         -1.37%
Advertising                                  131            76         72.37%
Charitable contributions                      10            23        -56.52%
Gain on foreclosed real estate, net          (37)          (32)        15.63%
Other expenses                               345           238         44.96%
                                         =======       =======
    Total                                $ 2,380       $ 1,884         26.33%
                                         =======       =======

Noninterest expense increased in the three months ended March 31, 2005 primarily as a result of an increase in compensation, taxes and benefits along with increases in office occupancy expenses and advertising. The increase in these expenses is primarily a result of the opening of our Seymour branch office in January 2005. Other expenses increased due to increases in legal fees, supervisory examination fees, internal and external auditing fees along with expenses associated with being a public company.

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

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days. The Company regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits, federal funds, short- and intermediate-term U.S. Government agency obligations and to a lesser extent, municipal securities.

The Company's most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $8.9 million, including federal funds of $3.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.8 million at March 31, 2005. At March 31, 2005, the Company had the ability to borrow a total of $97.2 million from the Federal Home Loan Bank of Boston, of which $33.9 million was outstanding. At March 31, 2005, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at March 31, 2005, the Company had ability to borrow $2.0 million from a correspondent bank. The Company had no advances outstanding on these lines at March 31, 2005.

At March 31, 2005, the Company had commitments of $15.2 million in unused line availability on home equity lines of credit, $1.7 million in unadvanced commercial lines, $7.9 million in mortgage commitments, $1.5 million in commercial loan commitments, $12.5 million in unadvanced construction mortgage commitments, $3.2 million in letters of credit and $88,000 in overdraft line of credit availability. Certificates of deposit due within one year of March 31, 2005 totaled $50.7 million, or 26% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2006. The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2005 we originated $12.6 million of loans and purchased $9.9 million of securities. During the three months ended March 31, 2005, these activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $1.0 million, an increase of deposits of $1.1 million and advances from the Federal Home Loan Bank of Boston of $39.5 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $1.1 million for the three months ended March 31, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced an increase in Federal Home Loan Bank advances of $18.1 million for the three months ended March 31, 2005. The increases in deposit accounts and Federal Home Loan Bank advances primarily funded our investing and lending activities.

The Bank is subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines. The Company is not subject to any regulatory capital requirements.

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

For the three months ended March 31, 2005, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of portfolio equity, see "Management's Discussion and Analysis and Results of Operations and Financial Condition - Market Risk Analysis" in the Company's 2004 Annual Report to Stockholders. The main components of market risk for the Company are interest rate risk and liquidity risk. The

Company manages interest rate risk and liquidity risk through an Asset/Liability Committee comprised of one outside Director and senior management. The committee monitors compliance with the Asset/Liability Policy which provides guidelines to analyze and manage gap, which is the difference between the amount of assets and the amounts of liabilities which mature or reprice during specific time frames. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios. The Company's interest rate risk position at March 31, 2005 has not materially changed from December 2004.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. - Defaults Upon Senior Securities. Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders. Not applicable

Item 5. - Other Information. Not applicable

Item 6. - Exhibits

          Exhibits -

            3.1   Charter of Naugatuck Valley Financial Corporation (1)

            3.2   Bylaws of Naugatuck Valley Financial Corporation (1)

            4.1 Specimen Stock Certificate of Naugatuck Valley Financial Corporation (2)

            31.1  Rule 13a-14(a)/15d-14(a) Certification.

            31.2  Rule 13a-14(a)/15d-14(a) Certification.

            32    Section 1350 Certifications.

--------------------
(1) Incorporated by reference to the Company's Form 10-Q for the three months ended September 30, 2004.

(2) Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation


Date: May 13, 2005                  by:   /s/ John C. Roman
     ------------------------             ----------------------
                                          John C. Roman
                                          President and Chief Executive Officer

Date: May 13, 2005                  by:   /s/ Lee R. Schlesinger
     ------------------------             ----------------------------
                                          Lee R. Schlesinger
                                          Vice President and Treasurer
                                          (Principal Financial Officer)