Form 10-Q
period 2005-06-30
Naugatuck Valley Financial Corp
filed 2005-08-12
CIK 1293413

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number: 0-50876

                     NAUGATUCK VALLEY FINANCIAL CORPORATION
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                    65-1233977
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT                  06770
-----------------------------------------               ------------
(Address of principal executive offices)                 (Zip Code)

                                 (203) 720-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes |_| No |X|

      As of August 1, 2005, there were 7,604,375 shares of the registrant's common stock outstanding.

                     NAUGATUCK VALLEY FINANCIAL CORPORATION

                                Table of Contents

Part I.  Financial Information                                                                     Page No.
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at June 30, 2005 and
                  December 31, 2004............................................................      3

                  Consolidated Statements of Income for the three and six months ended
                  June 30, 2005 and 2004.......................................................      4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2005 and 2004.......................................................      5

                  Notes to Unaudited Consolidated Financial Statements.........................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................      7

                  Liquidity and Capital Resources..............................................     12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................     13

         Item 4.  Controls and Procedures......................................................     14

Part II.  Other Information

         Item 1.  Legal Proceedings............................................................     14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................     14

         Item 3.  Defaults Upon Senior Securities..............................................     14

         Item 4.  Submission of Matters to a Vote of Security Holders..........................     15

         Item 5.  Other Information............................................................     15

         Item 6.  Exhibits.....................................................................     15

Signatures

Exhibits

                          Item 1. Financial Statements.


[LOGO] NAUGATUCK VALLEY
       FINANCIAL CORPORATION

Condensed Consolidated Statements of Financial Condition
(In Thousands, except per share data)

----------------------------------------------------------------------------------------------
                                                                    June 30,      December 31,
                                                                      2005            2004
------------------------------------------------------------------------------    ------------
                                                                         (Unaudited)
ASSETS
Cash and due from depository institutions                         $      4,846    $      7,552
Investment in federal funds                                              1,803              23
Investment securities                                                   57,402          36,264
Loans receivable, net                                                  225,223         203,820
Deferred income taxes                                                    1,130           1,042
Other assets                                                            18,291          16,748
                                                                  ------------    ------------

      Total assets                                                $    308,695    $    265,449
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                        $    213,694    $    193,366
  Advances from Federal Home Loan Bank of Boston                        38,400          15,826
  Other liabilities                                                      4,496           4,686
                                                                  ------------    ------------

         Total liabilities                                             256,590         213,878
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares authorized;               76              76
    7,604,375 shares issued and outstanding
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding
  Paid-in capital                                                       33,089          33,089
  Retained earnings                                                     21,933          21,362
  Unearned ESOP shares (293,180 shares)                                 (2,932)         (2,932)
  Accumulated other comprehensive income (loss)                            (61)            (24)
                                                                  ------------    ------------

         Total stockholders' equity                                     52,105          51,571
                                                                  ------------    ------------

      Total liabilities and stockholders' equity                  $    308,695    $    265,449
==============================================================================================

[LOGO] NAUGATUCK VALLEY
       FINANCIAL CORPORATION

Consolidated Statements of Income
(In Thousands, except per share data)

-------------------------------------------------------------------------------------------------
                                                        Six Months Ended      Three Months Ended
                                                            June 30,                June 30,
                                                      --------------------    -------------------
                                                        2005        2004        2005       2004
-------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Interest and dividend income
Interest on loans                                     $  6,262    $  5,407    $  3,233   $  2,712
Interest and dividends on investments and deposits         977         676         574        345
                                                      --------    --------    --------   --------
         Total interest income                           7,239       6,083       3,807      3,057
                                                      --------    --------    --------   --------

Interest expense
Interest on deposits                                     1,321       1,132         733        562
Interest on borrowed funds                                 585         720         360        354
                                                      --------    --------    --------   --------
         Total interest expense                          1,906       1,852       1,093        916
                                                      --------    --------    --------   --------

Net interest income                                      5,333       4,231       2,714      2,141

Provision for loan losses                                   32          --          17         --
                                                      --------    --------    --------   --------

Net interest income after provision for loan losses      5,301       4,231       2,697      2,141
                                                      --------    --------    --------   --------

Noninterest income
Loan fees and service charges                              442         427         234        216
Income from bank owned life insurance                       97          97          49         49
Income from investment advisory services                   100          65          37         30
Gain on sale of mortgages                                   --           5          --         --
Gain on sale of investments                                 47          24          47         --
Other income                                                43          29          22         15
                                                      --------    --------    --------   --------
         Total noninterest income                          729         647         389        310
                                                      --------    --------    --------   --------

Noninterest expense
Compensation, taxes and benefits                         2,815       2,202       1,428      1,080
Office occupancy                                           759         614         361        303
Computer processing                                        303         270         160        124
Advertising                                                305         173         174         97
Charitable contributions                                    19          34           9         11
(Gain) loss on foreclosed real estate, net                 (33)        (37)          4         (5)
Other expenses                                             740         496         392        259
                                                      --------    --------    --------   --------
         Total noninterest expense                       4,908       3,752       2,528      1,869
                                                      --------    --------    --------   --------

Income before provision
  for income taxes                                       1,122       1,126         558        582

Provision for income taxes                                 301         348         140        182
                                                      --------    --------    --------   --------

         Net Income                                   $    821    $    778    $    418   $    400
                                                      --------    --------    --------   --------

Earnings per common share - Basic and Diluted         $   0.11         N/A    $   0.06        N/A
=================================================================================================

[LOGO] NAUGATUCK VALLEY
       FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(In Thousands)

--------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                   2005          2004
--------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash flows from operating activities
Net income                                                                      $      821    $      778
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                             32            --
  Depreciation and amortization expense                                                343           336
  Provision for deferred taxes (benefit)                                               (69)           (1)
  Net gain on sale of real estate owned                                                (46)          (44)
  Gain on sale of mortgages                                                             --            (5)
  Loans originated for sale                                                             --        (1,927)
  Proceeds from the sale of loans                                                       --         1,932
  Gain on sale of investments                                                          (47)          (24)
  (Increase) decrease in accrued income receivable                                    (133)           41
  (Decrease) increase in deferred loan fees                                            (39)           55
  Increase in bank owned life insurance asset                                          (97)          (97)
  Decrease (increase) in other assets                                                  194          (241)
  Decrease in other liabilities                                                       (367)           (4)
                                                                                ----------    ----------
                            Net cash provided by operating activities                  592           799
                                                                                ----------    ----------
Cash flows from investing activities
Proceeds from sales and maturities of available-for-sale securities                  7,262        13,459
Proceeds from maturities of held-to-maturity securities                                285            --
Purchase of available-for-sale securities                                          (28,723)       (7,552)
Purchase of held-to-maturity securities                                                 --        (3,610)
Purchase of Federal Home Loan Bank Stock                                              (323)           --
Loan originations net of principal payments                                        (21,396)       (9,510)
Additions to Foreclosed Real Estate                                                    (47)           --
Proceeds from the sale of foreclosed real estate                                       113           181
Purchase of property and equipment                                                  (1,517)         (425)
                                                                                ----------    ----------
                                Net cash used by investing activities              (44,346)       (7,457)
                                                                                ----------    ----------
Cash flows from financing activities
Net change in time deposits                                                         14,687          (429)
Net change in other deposit accounts                                                 5,641        15,897
Advances from Federal Home Loan Bank                                                48,338           650
Repayment of Advances from Federal Home Loan Bank                                  (25,764)       (7,009)
Net change in mortgagors' escrow accounts                                              176           233
Dividends paid to stockholders                                                        (250)           --
                                                                                ----------    ----------
                            Net cash provided by financing activities               42,828         9,342
                                                                                ----------    ----------
Increase in cash and cash equivalents                                                 (926)        2,684
Cash and cash equivalents at beginning of period                                     7,575         9,775
                                                                                ----------    ----------
      Cash and cash equivalents at end of period                                $    6,649    $   12,459
========================================================================================================
Cash paid during the period for:
  Interest                                                                      $    1,330    $    1,834
  Income taxes                                                                         508           297

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Naugatuck Valley Financial Corporation (the "Company"), Naugatuck Valley Savings and Loan (the "Bank"), and those of Naugatuck Valley Mortgage Servicing Corporation, a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Stockholders.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 -EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no dilutive securities outstanding during the three and six month periods ended June 30, 2005. Earnings per share for the three and six month periods ended June 30, 2004 are not meaningful because the Company did not complete its initial public offering until September 30, 2004.

NOTE 3 -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain/loss on its available-for-sale securities.

-------------------------------------------------------------------------------------
                                            Six Months Ended       Three Months Ended
                                                June 30,                June 30,
                                          --------------------    -------------------
                                            2005        2004        2005       2004
-------------------------------------------------------------------------------------
                                                         (In thousands)
Net income                                $    821    $    778    $    418   $    400

Net unrealized (loss) gain on
   securities available for sale
   during the period, net of tax               (37)       (418)        168       (479)
                                          --------    --------    --------   --------

      Total Comprehensive Income (Loss)   $    784    $    360    $    586   $    (79)
=====================================================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2004 included in the Company's 2004 Annual Report to Stockholders.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, changes in real estate market values in the Company's market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company's 2004 Annual Report to Stockholders on Form 10-K under "Item 1 Business-Risk Factors". These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased by $43.2 million, or 16.3% to $308.7 million during the period from December 31, 2004 to June 30, 2005, primarily due to an increase in investments of $21.1 million and an increase in loans of $21.4 million. The increases in investments and loans were primarily funded by increases in deposits and borrowings. The increase in loans primarily reflects an increase in our commercial mortgages, one-to-four family mortgages and home equity loans. These increases were partially offset by a decrease in cash and cash equivalents of $926,000.

Total liabilities were $256.6 million at June 30, 2005 compared to $213.9 million at December 31, 2004. Deposits at June 30, 2005 increased $20.3 million, or 10.5%, over December 31, 2004. Advances from the Federal Home Loan Bank of Boston increased from $15.8 million to $38.4 million.

Total capital increased from $51.6 million at December 31, 2004 to $52.1 million at June 30, 2005 due to net income of $821,000 for the six month period, offset by a net increase to the unrealized loss on available-for-sale securities of $37,000 and year-to-date dividends of $250,000 paid to stockholders.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2005 and 2004

General. For the three months ended June 30, 2005, the Company had net income of $418,000 compared to net income of $400,000 for the three months ended June 30, 2004. Net income increased to $821,000 for the six months ended June 30, 2005 from $778,000 for the six months ended June 30, 2004. The increases in both periods were primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $573,000, or 26.8%, to $2.7 million for the three months ended June 30, 2005 and increased by $1.1 million or 26.1%, to $5.3 million for the six months ended June 30, 2005. The primary reason for the increase in net interest income for the three month period was a 24.5% increase in total interest income while interest expense increased by 19.3%. For the six month period, the increase in net interest income was primarily due to a 19.0% increase in interest income, offset by a 2.9% increase in interest expense. The increase in net interest income for the three and six month periods is attributed primarily to an increase in interest earned on commercial mortgages and investments. The average balance of commercial mortgages increased by 47.4% in the three month period and by 50.7% in the six month period. The average balance of investments increased by 47.3% and 34.3% over the same periods. The increase in interest expense is attributed to a 31.7% increase in the average balance of borrowings for the three month period and 4.8% increase for the six month period. The average balance of deposits increased by 6.4% and 5.4% over the same periods. Both borrowings and deposits experienced higher prevailing rates during both periods.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2005 and 2004.

                                           Three Months                     Six Months
                                          Ended June 30,                  Ended June 30,
                                        -----------------               -----------------
                                          2005      2004    % change      2005      2004    % change
                                        -------   -------   --------    -------   -------   --------
                                                           (Dollars in thousands)
Interest income:
   Loans                                $ 3,233   $ 2,712      19.21%   $ 6,262   $ 5,407      15.81%
   Fed Funds sold                            24        12     100.00%        30        24      25.00%
   Investment securities                    525       326      61.04%       900       635      41.73%
   Federal Home Loan Bank stock              25         7     257.14%        47        17     176.47%
                                        -------   -------               -------   -------
      Total interest income               3,807     3,057      24.53%     7,239     6,083      19.00%
Interest expense:
   Certificate accounts                     578       439      31.66%     1,035       892      16.03%
   Regular savings accounts                  82        49      67.35%       127        96      32.29%
   Checking and Now accounts                 10        10       0.00%        21        25     -16.00%
   Money market savings accounts             63        64     -1.56%        138       119      15.97%
                                        -------   -------               -------   -------
      Total interest-bearing deposits       733       562      30.43%     1,321     1,132      16.70%
   FHLB advances                            360       354       1.69%       585       720     -18.75%
                                        -------   -------               -------   -------
      Total interest expense              1,093       916      19.32%     1,906     1,852       2.92%
                                        -------   -------               -------   -------
      Net interest income               $ 2,714   $ 2,141      26.76%   $ 5,333   $ 4,231      26.05%
                                        =======   =======               =======   =======

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2005 and 2004.

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                                  2005                 2004                 2005                 2004
                                           -----------------    -----------------    -----------------    -----------------
                                           Average    Yield/    Average    Yield/    Average    Yield/    Average    Yield/
                                           Balance     Cost     Balance     Cost     Balance     Cost     Balance     Cost
                                           --------   ------    --------   ------    --------   ------    --------   ------
                                                                         (Dollars in thousands)
Interest-earning assets
   Loans                                   $216,049     5.99%   $184,355     5.88%   $211,077     5.93%   $182,579     5.92%
   Fed Funds sold                             3,013     3.19%      5,516     0.87%      2,020     2.97%      5,254     0.91%
   Investment securities                     53,242     3.94%     36,153     3.61%     45,790     3.93%     34,122     3.72%
   FHLB Stock                                 2,389     4.19%      1,779     1.57%      2,285     4.11%      1,768     1.92%
                                           --------             --------             --------             --------

      Total interest-earning assets        $274,693     5.54%   $227,803     5.37%   $261,172     5.54%   $223,723     5.44%
                                           ========             ========             ========             ========

Interest-bearing liabilities
   Certificate accounts                    $ 90,569     2.55%   $ 85,737     2.05%   $ 86,443     2.39%   $ 85,950     2.08%
   Regular savings accounts & escrow         51,285     0.64%     45,228     0.43%     48,630     0.52%     43,703     0.44%
   Checking and NOW accounts                 39,120     0.10%     36,275     0.11%     37,031     0.11%     33,968     0.15%
   Money market savings accounts             25,906     0.97%     27,043     0.95%     27,769     0.99%     25,949     0.92%
                                           --------             --------             --------             --------

      Total interest-bearing deposits       206,880     1.42%    194,284     1.16%    199,873     1.32%    189,570     1.19%
   FHLB advances                             38,801     3.71%     29,467     4.81%     31,500     3.71%     30,051     4.79%
                                           --------             --------             --------             --------

      Total interest-bearing liabilities   $245,681     1.78%   $223,750     1.64%   $231,373     1.65%   $219,622     1.69%
                                           ========             ========             ========             ========

Interest and dividend income increased $750,000, or 24.5%, for the three months ended June 30, 2005 as a result of an increase in the average balance of interest-earning assets to $274.7 million from $227.8 million along with an increase in the average yield on interest-earning assets from 5.37% to 5.54%. Interest and dividend income also increased for the six month period, from $6.1 million to $7.2 million, again as a result of an increase in the average balance of interest-earning assets from $223.7 million to $261.2 million, along with an increase in the average yield to 5.54% from 5.44%.

Interest on both loans and securities increased during both the three and six months ended June 30, 2005 due to the increase in the average balance and the average yield of those assets. Interest on federal funds sold increased during the three and six months ended June 30, 2005 due to an increase in the average yield partially offset by a decrease in the average balance.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2005 and 2004.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2005        2004        2005        2004
                                   --------    --------    --------    --------
                                                  (In thousands)
Allowance at beginning of period   $  1,842    $  1,811    $  1,829    $  1,810
Provision for loan losses                17          --          32          --

Charge-offs                              (1)        (20)         (3)        (20)
Recoveries                               19          34          19          35
                                   --------    --------    --------    --------
   Net (charge-offs) recoveries          18          14          16          15
                                   --------    --------    --------    --------
Allowance at end of period         $  1,877    $  1,825    $  1,877    $  1,825
                                   ========    ========    ========    ========

The Company recorded a provision for loan losses of $17,000 and $32,000 for the three and six month periods ended June 30, 2005, versus no provision in the 2004 periods. The provisions in 2005 are due primarily to increased balances in the commercial loan portfolio.

The following table provides information with respect to the Company's nonperforming assets at the dates indicated. The Company acquired one property through foreclosure in April 2005. The Company did not have any accruing loans past due 90 days or more at the dates presented.

                                              At June 30,    At December 31,
                                                 2005             2004          % change
                                              -----------    ---------------   ----------
                                                  (Dollars in thousands)
Nonaccrual loans                               $      613      $      596          2.85%
Real estate owned                                      46              68        -33.03%
                                               ----------      ----------
     Total nonperforming assets                $      659      $      664         -0.82%
                                               ==========      ==========

Total nonperforming loans to total loans             0.27%           0.29%        -6.90%

Total nonperforming loans to total assets            0.20%           0.22%        -9.09%

Total nonperforming assets to total assets           0.21%           0.25%       -16.00%

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2005 and 2004.

                                                Three Months                      Six Months
                                               Ended June 30,                   Ended June 30,
                                             -----------------                ------------------
                                               2005      2004     % Change      2005       2004     % Change
                                             -------   -------    --------    -------    -------    --------
                                                                 (Dollars in thousands)
Loan fees and service charges                $   234   $   216       8.33%    $   442    $   427       3.51%
Income from bank owned life insurance             49        49       0.00%         97         97       0.00%
Gain on sale of mortgages                         --        --        N/A          --          5    -100.00%
Gain on sale of investments                       47        --        N/A          47         24      95.83%
Income from investment advisory services          37        30      23.33%        100         65      53.85%
Other income                                      22        15      46.67%         43         29      48.28%
                                             -------   -------                -------    -------
   Total                                     $   389   $   310      25.48%    $   729    $   647      12.67%
                                             =======   =======                =======    =======

Noninterest income increased 25.5% during the three months ended June 30, 2005 primarily as a result of a $47,000 gain on the sale of investments combined with an increase in income from investment advisory services to $37,000 from $30,000, or 23.3%. Noninterest income increased by 12.7% during the six months ended June 30, 2005 primarily as a result of an increase in the gain on the sale of investments combined with an increase in income from investment advisory services and income from loan fees and charges.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2005 and 2004.

                                                Three Months                      Six Months
                                               Ended June 30,                   Ended June 30,
                                             -----------------                ------------------
                                               2005      2004     % Change      2005       2004     % Change
                                             -------   -------    --------    -------    -------    --------
                                                                 (Dollars in thousands)
Compensation, taxes and benefits             $ 1,428   $ 1,080      32.22%    $ 2,815    $ 2,202      27.84%
Office occupancy                                 361       303      19.14%        759        614      23.62%
Computer processing                              160       124      29.03%        303        270      12.22%
Advertising                                      174        97      79.38%        305        173      76.30%
Charitable contributions                           9        11     -18.18%         19         34     -44.12%
Gain (loss) on foreclosed real estate, net         4        (5)   -180.00%        (33)       (37)    -10.81%
Other expenses                                   392       259      51.35%        740        496      49.19%
                                             -------   -------                -------    -------
   Total                                     $ 2,528   $ 1,869      35.26%    $ 4,908    $ 3,752      30.81%
                                             =======   =======                =======    =======

Noninterest expense increased in both the three and six months ended June 30, 2005 primarily as a result of an increase in compensation, taxes and benefits along with increases in office occupancy expenses, computer processing and advertising. The increase in these expenses is primarily a result of the opening of the Seymour branch office in January 2005. Other expenses increased due to increases in legal fees, supervisory examination fees, internal and external auditing fees along with expenses associated with being a public company. Effective September 1, 2005 the defined benefit pension plan will be frozen for all participants in an effort to control overall compensation costs in future periods.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Company's most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $6.6 million, including federal funds of $1.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $52.4 million at June 30, 2005. At June 30, 2005, the Company had the ability to borrow a total of $104.3 million from the Federal Home Loan Bank of Boston, of which $38.4 million was outstanding. At June 30, 2005, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at June 30, 2005, the Company had the ability to borrow $2.0 million from a correspondent bank. The Company had no advances outstanding on these lines at June 30, 2005.

At June 30, 2005, the Company had commitments of $17.7 million in unused home equity lines of credit, $2.2 million in unadvanced commercial lines, $7.7 million in mortgage commitments, $3.6 million in commercial loan commitments, $13.7 million in unadvanced construction mortgage commitments, $3.2 million in letters of credit and $92,000 in overdraft line of credit availability. Certificates of deposit due within one year of June 30, 2005 totaled $56.9 million, or 26.6% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2006. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company's primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2005 the Company originated $43.4 million of loans, including renewals and refinances, and purchased $28.7 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $7.5 million, an increase of deposits of $20.3 million and net advances from the Federal Home Loan Bank of Boston of $22.6 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $20.3 million for the six months ended June 30, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net increase in Federal Home Loan Bank advances of $22.6 million for the six months ended June 30, 2005. The increases in deposit accounts and Federal Home Loan Bank advances primarily funded our investing and lending activities.

The Company is not subject to separate regulatory capital requirements. At June 30, 2005, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines.

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

For the six months ended June 30, 2005, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncement.

In December 2004, the Financial Accounting Standards Board issued SFAS No.123(R), "Share-Based Payment", that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. That cost will be measured based on the grant-date fair value of equity or liability instruments issued. Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In April 2005, the SEC amended the effective date for compliance with Statement 123(R) to the Company's fiscal year beginning January 1, 2006. The Company adopted Statement No. 123(R) during July 2005 to coincide with the implementation of its compensation plans. The Company is still in the process of evaluating the potential effect adoption will have on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company's most significant form of market risk is interest rate risk. The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, the Company has sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in the loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank's Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank's net portfolio value at March 31, 2005 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2005 is consistent with the table below.

--------------------------------------------------------------------------------
                                                            Net Portfolio Value
                                                           as % of Present Value
                             Net Portfolio Value                 of Assets
Basis Point ("bp")     --------------------------------    ---------------------
Change in Rates        $ Amount   $ Change    % Change     NPV Ratio     Change
                       --------------------------------    ---------------------
                            (Dollars in thousands)

300 bp                  38,847     (12,478)      -24%        14.44%      -3.52%
200                     43,178      (8,147)      -16%        15.72%      -2.24%
100                     47,483      (3,842)       -7%        16.93%      -1.03%
0                       51,325          --        --         17.96%         --
(100)                   53,224       1,899         4%        18.39%       0.43%
(200)                   51,974         649         1%        17.91%      -0.05%
================================================================================

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable

Item 3. - Defaults Upon Senior Securities. Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of the Stockholders of the Company was held on May 5, 2005. The results of the vote on the items of business considered at the Annual Meeting were as follows:

      1. The following individuals were elected as directors, each for a three year term:

                                             VOTES FOR          VOTES WITHHELD
                                             ---------          --------------

            Carlos S. Batista                7,281,406               49,931
            John C. Roman                    7,281,818               49,503
            Camilo P. Vieira                 7,280,906               50,446

      2. The Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan was approved by the stockholders by the following vote:

                     FOR                AGAINST              ABSTAIN
                     ---                -------              -------

                   5,547,552            669,469               30,414

      3. The appointment of Snyder & Haller, P.C. as independent auditors of the Company for the year ended December 31, 2005 was ratified by the stockholders by the following vote:

                     FOR                AGAINST              ABSTAIN
                     ---                -------              -------

                   7,254,847            66,623                9,746

Item 5. - Other Information.

      On May 5, 2005, the Company's stockholders approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the "Plan"), under which stock options (both incentive and non-incentive) for 372,614 shares of common stock and 149,045 shares of common stock, in the form of restricted stock, may be issued to eligible participants. The material terms of the plan and a copy of the text of the plan were previously disclosed in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 1, 2005.

Item 6. - Exhibits.

      Exhibits -

      3.1         Charter of Naugatuck Valley Financial Corporation (1)

      3.2         Bylaws of Naugatuck Valley Financial Corporation (1)

      4.1         Specimen Stock Certificate of Naugatuck Valley Financial
                  Corporation (2)

      10.1        Naugatuck Valley Financial Corporation 2005 Equity Incentive
                  Plan (3)

      31.1        Rule 13a-14(a)/15d-14(a) Certification.

      31.2        Rule 13a-14(a)/15d-14(a) Certification.

      32          Section 1350 Certifications.

----------
(1) Incorporated by reference to the Company's Form 10-Q for the three months ended September 30, 2004.

(2) Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

(3) Incorporated herein by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation


Date:  August 12, 2005                by:  /s/ John C. Roman
       ---------------                     -----------------
                                           John C. Roman
                                           President and Chief Executive Officer


Date:  August 12, 2005                by:  /s/ Lee R. Schlesinger
       ---------------                     ----------------------
                                           Lee R. Schlesinger
                                           Vice President and Treasurer
                                           (Principal Financial Officer)