Form 10-Q
period 2005-09-30
Naugatuck Valley Financial Corp
filed 2005-11-14
CIK 1293413

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-50876

                     NAUGATUCK VALLEY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 UNITED STATES                                   65-1233977
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT                           06770
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

                                 (203) 720-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

      As of November 1, 2005, there were 7,604,375 shares of the registrant's common stock outstanding.

                     NAUGATUCK VALLEY FINANCIAL CORPORATION

                                Table of Contents

Part I. Financial Information                                                               Page No.
         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition at September 30, 2005 and
                 December 31, 2004 .........................................................    3

                 Consolidated Statements of Income for the three and nine months ended
                 September 30, 2005 and 2004 ...............................................    4

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2005 and 2004 ...............................................    5

                 Notes to Unaudited Consolidated Financial Statements ......................    6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                 of Operations .............................................................    9

                 Liquidity and Capital Resources ...........................................   13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ................   15

         Item 4. Controls and Procedures ...................................................   16

Part II. Other Information

         Item 1. Legal Proceedings .........................................................   16

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...............   16

         Item 3. Defaults Upon Senior Securities ...........................................   16

         Item 4. Submission of Matters to a Vote of Security Holders .......................   16

         Item 5. Other Information .........................................................   16

         Item 6. Exhibits ..................................................................   16

Signatures

Exhibits

                          Item 1. Financial Statements.

[LOGO] Naugatuck Valley
       Financial Corporation

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

-------------------------------------------------------------------------------------------------
                                                                    September 30,    December 31,
                                                                        2005            2004
---------------------------------------------------------------------------------    ------------
                                                                            (Unaudited)
ASSETS
Cash and due from depository institutions                             $   5,727       $   7,552
Investment in federal funds                                               6,871              23
Investment securities                                                    58,924          36,264
Loans receivable, net                                                   238,326         203,820
Deferred income taxes                                                     1,184           1,042
Other assets                                                             18,784          16,748
                                                                      ---------       ---------

         Total assets                                                 $ 329,816       $ 265,449
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                           $ 231,922       $ 193,366
   Advances from Federal Home Loan Bank of Boston                        44,259          15,826
   Other liabilities                                                      2,923           4,686
                                                                      ---------       ---------

                Total liabilities                                       279,104         213,878
                                                                      ---------       ---------

Commitments and contingencies

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized;
      7,604,375 shares issued and outstanding                                76              76
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                        --              --
   Paid-in capital                                                       33,116          33,089
   Retained earnings                                                     22,168          21,362
   Unearned ESOP shares                                                  (2,932)         (2,932)
   Unearned stock awards                                                 (1,551)             --
   Accumulated other comprehensive income (loss)                           (165)            (24)
                                                                      ---------       ---------

                Total stockholders' equity                               50,712          51,571
                                                                      ---------       ---------

         Total liabilities and stockholders' equity                   $ 329,816       $ 265,449
===============================================================================================

[LOGO] Naugatuck Valley
       Financial Corporation

Consolidated Statements of Income
(In thousands, except share data)

---------------------------------------------------------------------------------------------------
                                                         Nine Months Ended      Three Months Ended
                                                           September 30,           September 30,
                                                       --------------------     -------------------
                                                         2005         2004        2005        2004
---------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Interest and dividend income
Interest on loans                                      $  9,782     $ 8,266     $ 3,520     $ 2,859
Interest and dividends on investments and deposits        1,581       1,082         604         406
                                                       --------     -------     -------     -------
         Total interest income                           11,363       9,348       4,124       3,265
                                                       --------     -------     -------     -------

Interest expense
Interest on deposits                                      2,275       1,725         954         593
Interest on borrowed funds                                  997       1,069         413         349
                                                       --------     -------     -------     -------
         Total interest expense                           3,272       2,794       1,367         942
                                                       --------     -------     -------     -------

Net interest income                                       8,091       6,554       2,757       2,323

Provision for loan losses                                    32          --          --          --
                                                       --------     -------     -------     -------

Net interest income after provision for loan losses       8,059       6,554       2,757       2,323
                                                       --------     -------     -------     -------

Noninterest income
Loan fees and service charges                               679         660         237         232
Income from bank owned life insurance                       146         146          49          49
Income from investment advisory services                    160          97          60          32
Gain on sale of mortgages                                    --           5          --          --
Gain (loss) on sale of investments                           47        (156)         --        (180)
Other income                                                 71          46          28          17
                                                       --------     -------     -------     -------
         Total noninterest income                         1,103         798         374         150
                                                       --------     -------     -------     -------

Noninterest expense
Compensation, taxes and benefits                          4,364       3,351       1,546       1,148
Office occupancy                                          1,126         894         368         280
FHLB advances prepayment fee                                 --         498          --         498
Computer processing                                         473         403         170         133
Advertising                                                 425         239         119          66
Charitable contributions                                     30       1,573          11       1,539
Gain on foreclosed real estate, net                         (34)        (58)         (2)        (21)
Other expenses                                            1,120         745         384         249
                                                       --------     -------     -------     -------
         Total noninterest expense                        7,504       7,645       2,596       3,892
                                                       --------     -------     -------     -------

Income (loss) before provision (benefit)
   for income taxes                                       1,658        (293)        535      (1,419)

Provision (benefit) for income taxes                        299        (178)         (2)       (526)
                                                       --------     -------     -------     -------

         Net Income (Loss)                             $  1,359     $  (115)    $   537     $  (893)
                                                       --------     -------     -------     -------

Earnings per common share - Basic and Diluted          $   0.19         N/M     $  0.07         N/M
===================================================================================================

[LOGO] Naugatuck Valley
       Financial Corporation

Consolidated Statements of Cash Flows
(In thousands)

------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ---------------------
                                                                                   2005         2004
------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                  (Unaudited)
Net income (loss)                                                                $  1,359     $   (115)
Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan losses                                                        32           --
      Depreciation and amortization expense                                           516          494
      Charitable contribution of company stock                                         --        1,521
      Stock based compensation                                                         71           --
      Provision for deferred taxes                                                    (69)        (532)
      Net gain on sale of real estate owned                                           (46)         (68)
      Gain on sale of mortgages                                                        --           (5)
      Loans originated for sale                                                        --       (1,927)
      Proceeds from the sale of loans                                                  --        1,932
      (Gain) Loss on sale of investments                                              (47)         156
      (Increase) decrease in accrued income receivable                               (355)          31
      Increase (decrease) in deferred loan fees                                        25          (96)
      Increase in bank owned life insurance asset                                    (146)        (146)
      Decrease (increase) in other assets                                             122         (175)
      (Decrease) increase in other liabilities                                       (334)      55,293
                                                                                 --------     --------
                           Net cash provided by operating activities                1,128       56,363
                                                                                 --------     --------
Cash flows from investing activities
Proceeds from sales and maturities of available-for-sale securities                18,186       25,101
Proceeds from maturities of held-to-maturity securities                               285           --
Purchase of available-for-sale securities                                         (40,842)      (7,802)
Purchase of held-to-maturity securities                                              (500)      (3,610)
Purchase of Federal Home Loan Bank stock                                             (404)          --
Loan originations net of principal payments                                       (34,562)     (21,730)
Additions to foreclosed real estate                                                   (47)          --
Proceeds from the sale of foreclosed real estate                                      113          276
Purchase of property and equipment                                                 (1,746)        (892)
                                                                                 --------     --------
                               Net cash used by investing activities              (59,517)      (8,657)
                                                                                 --------     --------
Cash flows from financing activities
Net change in time deposits                                                        31,766       (2,340)
Net change in other deposit accounts                                                6,790       13,802
Advances from Federal Home Loan Bank                                               62,968       18,650
Repayment of advances from Federal Home Loan Bank                                 (34,535)     (28,623)
Net change in mortgagors' escrow accounts                                          (1,482)      (1,042)
Net proceeds from issuance of common stock                                             --       31,740
Contribution of proceeds to Naugatuck Valley Mutual Holding Company                    --         (100)
Payment to acquire common stock for ESOP                                               --       (2,981)
Stock repurchase for equity incentive plan                                         (1,720)          --
Dividends paid to stockholders                                                       (375)          --
                                                                                 --------     --------
                           Net cash provided by financing activities               63,412       29,106
                                                                                 --------     --------
Increase in cash and cash equivalents                                               5,023       76,812
Cash and cash equivalents at beginning of period                                    7,575        9,775
                                                                                 --------     --------
      Cash and cash equivalents at end of period                                 $ 12,598     $ 86,587
======================================================================================================
Cash paid during the period for:
   Interest                                                                      $  3,277     $  2,801
   Income taxes                                                                       588          454

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Naugatuck Valley Financial Corporation (the "Company"), Naugatuck Valley Savings and Loan (the "Bank"), and those of Naugatuck Valley Mortgage Servicing Corporation, a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Stockholders.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had no anti-dilutive common shares outstanding for the three months and nine months ended September 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

-----------------------------------------------------------------------------------------------------------
                                                      Nine Months Ended              Three Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------      --------------------------
                                                    2005            2004            2005            2004
-----------------------------------------------------------------------------------------------------------
Net income                                       $    1,359      $     (115)     $      537      $     (893)

Weighted-average common shares outstanding:
   Basic                                          7,311,195             N/A       7,311,195             N/A
   Effect of dilutive stock options
      and restrictive stock awards                    7,609             N/A          22,827             N/A
                                                 ----------                      ----------
Diluted                                           7,318,804                       7,334,022

Net income per common share:
   Basic                                         $     0.19             N/A      $     0.07             N/A
   Diluted                                       $     0.19             N/A      $     0.07             N/A

Per common share data is not presented for the three months and the nine months ended September 30, 2004, as the Company had no shares outstanding prior to the Company's initial public offering on September 30, 2004.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). This Statement eliminates the alternative intrinsic value method of accounting, in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for recognizing the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. This Statement does not address the accounting for employee stock ownership plans. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding SFAS 123R and certain rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the Securities and Exchange Commission (the "SEC") delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005. The Company has elected to comply with SFAS 123R beginning with the period ended September 30, 2005. See Note 6 - Equity Incentive Plan for details on the impact of SFAS 123R on the Company's financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This Statement replaces Accounting Principles Board Opinion No. 20 ("APB 20"), "Accounting Changes" and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. In accordance with the prior guidance of APB 20, most voluntary changes in an accounting principle required recognizing the cumulative effect of a change in accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements for the direct effects of a change in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. SFAS 154 carries forward the guidance of APB 20 relating to the reporting for correction of an error in previously issued financial statements, change in accounting estimate and the justification requirement for a change in accounting principle on the basis of preferability. Provisions of this statement are effective for accounting changes made in the fiscal years beginning after December 15, 2005. At this time, the Company is uncertain how the application of SFAS 154 will impact prior period financial statements for the implementation of future accounting pronouncements.

NOTE 4 - COMPREHENSIVE INCOME

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

----------------------------------------------------------------------------------------------
                                               Nine Months Ended           Three Months Ended
                                                 September 30,               September 30,
                                             ---------------------       ---------------------
                                               2005          2004          2005          2004
----------------------------------------------------------------------------------------------
                                                               (In thousands)
Net income (loss)                            $ 1,359       $  (115)      $   537       $  (893)

Net unrealized (loss) gain on
   securities available for sale
   during the period, net of tax                (141)          (96)         (104)          322
                                             -------       -------       -------       -------

      Total Comprehensive Income (Loss)      $ 1,218       $  (211)      $   433       $  (571)
==============================================================================================

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

NOTE 6 - EQUITY INCENTIVE PLAN

At the annual meeting of stockholders on May 5, 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Company may grant up to 372,614 stock options and 149,045 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 521,659 shares of the Company's common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

On July 26, 2005, the Company awarded 352,624 options to purchase the Company's common stock and 139,712 shares of restricted stock. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant ($11.10) with maximum term of ten years. Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock  options  and  restricted   stock  awards  are  considered   common  stock
equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with the Financial Accounting Standards Board's SFAS No.123(R), "Share Based Payment", beginning with the period ended September 30, 2005, prior to the mandatory compliance date for the Company of January 1, 2006. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $71,341 for the three and nine months ended September 30, 2005 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on July 26, 2005 using the Black-Scholes option pricing method was $2.53 per share. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

                        Dividend yield:            1.44%
                        Expected volatility:      11.47%
                        Risk-free rate:            4.18%
                        Expected life in years:     6.5

NOTE 7 - DIVIDENDS

On July 25, 2005, the Company's Board of Directors declared a cash dividend of $0.04 per outstanding common share, which was paid on September 1, 2005, to stockholders of record as of the close of business on August 5, 2005. Naugatuck Valley Mutual Holding Company, the Company's mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased by $64.4 million, or 24.3% to $329.8 million during the period from December 31, 2004 to September 30, 2005, primarily due to an increase in loans of $34.5 million, an increase in investments of $22.7 million and an increase in cash and cash equivalents of $5.0 million. The increases in loans and investments were primarily funded by increases in deposits and borrowings. The increase in loans primarily reflects an increase in our commercial mortgages, one-to-four family mortgages and home equity loans.

Total liabilities were $279.1 million at September 30, 2005 compared to $213.9 million at December 31, 2004. Deposits at September 30, 2005 increased $38.6 million, or 19.9%, over December 31, 2004 due to increased advertising and more aggressive pricing. Advances from the Federal Home Loan Bank of Boston increased from $15.8 million to $44.3 million. The increases in deposits and borrowings were used primarily to fund loans and investments.

Total stockholders' equity decreased from $51.6 million at December 31, 2004 to $50.7 million at September 30, 2005. The decrease in equity was primarily due to $1.7 million in capital adjustments related to the Company's 2005 Equity

Incentive Plan, year-to-date dividends of $375,000 paid to stockholders and a net increase to the unrealized loss on available-for-sale securities of $141,000, offset by net income of $1.4 million for the nine month period.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2005 and 2004

General. For the three months ended September 30, 2005, the Company had net income of $537,000 compared to a net loss of $893,000 for the three months ended September 30, 2004. Net income increased to $1.4 million for the nine months ended September 30, 2005 from a net loss of $115,000 for the nine months ended September 30, 2004. The increases in both periods were primarily due to an increase in net interest income, an increase in noninterest income and a decrease in noninterest expense.

Net Interest Income. Net interest income increased $434,000, or 18.7%, to $2.8 million for the three months ended September 30, 2005 and increased by $1.5 million, or 23.4%, to $8.1 million for the nine months ended September 30, 2005. The increase in net interest income during both the three and nine month periods was the result of a 16.8% increase in the average balance of interest earning assets in both periods, along with an increase in the average rate earned on these assets of 42 basis points in the three month period and 22 basis points in the nine month period over the 2004 rates. The increases in interest income were partially offset by an increase in interest expense. Interest expense increased by 45.1% in the three month period and by 17.1% in the nine month period due to rising rates on deposits along with increases in the average balances of deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2005 and 2004.

                                             Three Months                      Nine Months
                                         Ended September 30,               Ended September 30,
                                         -------------------               -------------------
                                           2005       2004     % change      2005       2004     % change
                                          ------     ------    --------     ------     ------    --------
                                                              (Dollars in thousands)
Interest income:
   Loans                                  $3,520     $2,859      23.12%     $9,782     $8,266      18.34%
   Fed Funds sold                             15         72     -79.17%         46         96     -52.08%
   Investment securities                     562        320      75.63%      1,461        955      52.98%
   Federal Home Loan Bank stock               27         14      92.86%         74         31     138.71%
                                          ------     ------                 ------     ------
      Total interest income                4,124      3,265      26.31%     11,363      9,348      21.56%
Interest expense:
   Certificate accounts                      779        448      73.88%      1,814      1,341      35.27%
   Regular savings accounts                  107         66      62.12%        234        162      44.44%
   Checking and Now accounts                  10         11      -9.09%         32         36     -11.11%
   Money market savings accounts              58         68     -14.71%        195        186       4.84%
                                          ------     ------                 ------     ------
      Total interest-bearing deposits        954        593      60.88%      2,275      1,725      31.88%
   FHLB advances                             413        349      18.34%        997      1,069      -6.74%
                                          ------     ------                 ------     ------
      Total interest expense               1,367        942      45.12%      3,272      2,794      17.11%
                                          ------     ------                 ------     ------
      Net interest income                 $2,757     $2,323      18.68%     $8,091     $6,554      23.45%
                                          ======     ======                 ======     ======

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2005 and 2004.

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                                    2005                   2004                   2005                   2004
                                             ------------------     ------------------     ------------------     ------------------
                                             Average     Yield/     Average     Yield/     Average     Yield/     Average     Yield/
                                             Balance      Cost      Balance      Cost      Balance      Cost      Balance      Cost
                                             -------     ------     -------     ------     -------     ------     -------     ------
                                                                               (Dollars in thousands)
Interest-earning assets
   Loans                                     $231,196     6.09%     $195,817     5.84%     $217,825     5.99%     $187,003     5.89%
   Fed Funds sold                               2,157     2.78%       18,688     1.54%        2,081     2.95%        9,780     1.31%
   Investment securities                       57,685     3.90%       34,765     3.68%       49,783     3.91%       34,323     3.71%
   Federal Home Loan Bank stock                 2,530     4.27%        2,080     2.69%        2,368     4.17%        1,873     2.21%
                                             --------               --------               --------               --------

      Total interest-earning assets          $293,568     5.62%     $251,350     5.20%     $272,057     5.57%     $232,979     5.35%
                                             ========               ========               ========               ========

Interest-bearing liabilities
   Certificate accounts                      $105,907     2.94%     $ 85,231     2.10%     $ 93,002     2.60%     $ 85,709     2.09%
   Regular savings accounts & escrow           52,918     0.81%       66,875     0.39%       50,075     0.62%       51,484     0.42%
   Checking and NOW accounts                   41,191     0.10%       37,622     0.12%       38,433     0.11%       35,195     0.14%
   Money market savings accounts               23,628     0.98%       28,265     0.96%       26,373     0.99%       26,726     0.93%
                                             --------               --------               --------               --------

      Total interest-bearing deposits         223,644     1.71%      217,993     1.09%      207,884     1.46%      199,114     1.16%
   FHLB advances                               41,561     3.97%       32,249     4.33%       34,890     3.81%       30,789     4.63%
                                             --------               --------               --------               --------

      Total interest-bearing liabilities     $265,205     2.06%     $250,241     1.51%     $242,774     1.80%     $229,903     1.62%
                                             ========               ========               ========               ========

Interest and dividend income increased $859,000, or 26.3%, for the three months ended September 30, 2005 as a result of an increase in the average balance of interest-earning assets to $293.6 million from $251.4 million along with an increase in the average yield on interest-earning assets from 5.20% to 5.62%. Interest and dividend income also increased for the nine month period, from $9.3 million to $11.4 million, again as a result of an increase in the average balance of interest-earning assets from $233.0 million to $272.1 million, along with an increase in the average yield to 5.35% from 5.57%. Interest on federal funds sold decreased during the three and nine months ended September 30, 2005 due to a decrease in the average balances, partially offset by an increase in the average yield. The average balances in the 2004 periods included funds associated with the stock issuance.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2005 and 2004.

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                           -------------------      --------------------
                                             2005        2004         2005         2004
                                           -------     -------      -------      -------
                                                          (In thousands)
      Allowance at beginning of period     $ 1,877     $ 1,825      $ 1,829      $ 1,810
      Provision for loan losses                 --          --           32           --

      Charge-offs                               --         (26)          (3)         (46)
      Recoveries                                 1          15           20           50
                                           -------     -------      -------      -------
         Net recoveries (charge-offs)            1         (11)          17            4
                                           -------     -------      -------      -------
      Allowance at end of period           $ 1,878     $ 1,814      $ 1,878      $ 1,814
                                           =======     =======      =======      =======

The Company did not record a provision for loan losses in the three month period while a provision of $32,000 was recorded for the nine month period ended
September 30, 2005. There were no provisions made in the 2004 periods. The provisions in 2005 are due primarily to increased balances in the commercial loan portfolio.

The following table provides information with respect to the Company's nonperforming assets at the dates indicated. The Company acquired one property through foreclosure in April 2005. The Company did not have any accruing loans past due 90 days or more at the dates presented.

                                                  At September 30,  At December 31,
                                                        2005             2004         % change
                                                  ----------------  ---------------   ---------
                                                               (Dollars in thousands)
      Nonaccrual loans                                 $   260          $   596        -56.38%
      Real estate owned                                     46               68        -33.03%
                                                       -------          -------
               Total nonperforming assets              $   306          $   664        -53.98%
                                                       =======          =======

      Total nonperforming loans to total loans            0.11%            0.29%       -62.07%

      Total nonperforming loans to total assets           0.08%            0.22%       -63.64%

      Total nonperforming assets to total assets          0.09%            0.25%       -64.00%

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2005 and 2004.

                                                      Three Months                        Nine Months
                                                  Ended September 30,                 Ended September 30,
                                                  -------------------                 -------------------
                                                    2005       2004       % Change      2005       2004       % Change
                                                   ------     ------      --------     ------     ------      --------
                                                                         (Dollars in thousands)
      Loan fees and service charges                $  237     $  232         2.16%     $  679     $  660         2.88%
      Income from bank owned life insurance            49         49         0.00%        146        146         0.00%
      Gain on sale of mortgages                        --         --          N/A          --          5      -100.00%
      Gain (loss) on sale of investments               --       (180)     -100.00%         47       (156)     -130.13%
      Income from investment advisory services         60         32        87.50%        160         97        64.95%
      Other income                                     28         17        64.71%         71         46        54.35%
                                                   ------     ------                   ------     ------
         Total                                     $  374     $  150       149.33%     $1,103     $  798        38.22%
                                                   ======     ======                   ======     ======

Noninterest income increased 149.3% during the three months ended September 30, 2005 primarily as a result of a $180,000 loss on the sale of investments in the 2004 period, combined with an increase in income from investment advisory services to $60,000 from $32,000, or 87.5%, in the 2005 period. Noninterest income increased by 38.2% during the nine months ended September 30, 2005 primarily as a result of an increase in the gain on the sale of investments in the 2005 period versus a loss on the sale of investments in the 2004 period, combined with an increase in income from investment advisory services and income from loan fees and charges. The increase in income from investment advisory services is a result of the program becoming more mature along with enhanced cross-selling efforts on behalf of the employees.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2005 and 2004.

                                                  Three Months                           Nine Months
                                              Ended September 30,                    Ended September 30,
                                              --------------------                   --------------------
                                               2005          2004       % Change       2005         2004      % Change
                                              -------      -------      --------     -------      -------     --------
                                                                       (Dollars in thousands)
      Compensation, taxes and benefits        $ 1,546      $ 1,148        34.67%     $ 4,364      $ 3,351        30.23%
      Office occupancy                            368          280        31.43%       1,126          894        25.95%
      Computer processing                         170          133        27.82%         473          403        17.37%
      Advertising                                 119           66        80.30%         425          239        77.82%
      Charitable contributions                     11        1,539       -99.29%          30        1,573       -98.09%
      FHLBB advances prepayment fee                --          498      -100.00%          --          498      -100.00%
      Gain on foreclosed real estate, net          (2)         (21)      -90.48%         (34)         (58)      -41.38%
      Other expenses                              384          249        54.22%       1,120          745        50.34%
                                              -------      -------                   -------      -------
         Total                                $ 2,596      $ 3,892       -33.30%     $ 7,504      $ 7,645        -1.84%
                                              =======      =======                   =======      =======

Noninterest expense decreased in both the three and nine months ended September 30, 2005 primarily as a result of a $1.5 million charitable contribution expense associated with the establishment and funding of the Naugatuck Valley Savings and Loan Foundation along with the $498,000 prepayment fee paid to the Federal Home Loan Bank of Boston for early payoff of $9.6 million in borrowings in the 2004 periods. In both the three and nine month periods ended September 30, 2005, the Company experienced increases in compensation, taxes and benefits along with increases in office occupancy expenses, computer processing and advertising. The increase in these expenses is primarily a result of the opening of the Seymour branch office in January 2005 and the relocation of the Shelton branch office in July 2005. During this period the Company also began to amortize share-based compensation awards that were granted under the 2005 equity incentive plan. Other expenses increased due to increases in legal fees, supervisory examination fees, internal and external auditing fees along with expenses associated with being a public company.

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

The Company's most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $12.6 million, including federal funds of $6.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.8 million at September 30, 2005. At September 30, 2005, the Company had the ability to borrow a total of $107.2 million from the Federal Home Loan Bank of Boston, of which $44.3 million was outstanding. At September 30, 2005, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at September 30, 2005, the Company had the ability to borrow $2.0 million from a correspondent bank. The Company had no advances outstanding on these lines at September 30, 2005.

At September 30, 2005, the Company had commitments of $18.0 million in unused home equity lines of credit, $3.2 million in unadvanced commercial lines, $6.1 million in mortgage commitments, $3.8 million in commercial loan commitments, $16.4 million in unadvanced construction mortgage commitments, $3.2 million in letters of credit and $94,000 in overdraft line of credit availability. Certificates of deposit due within one year of September 30, 2005 totaled $54.4 million, or 23.5% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2006. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company has remained highly liquid, with our liquidity position increasing substantially over the past two fiscal years. The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity. The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows. In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston. The Company expects that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company's primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2005 the Company originated $69.5 million of loans, including renewals and refinances, and purchased $41.3 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $18.5 million, an increase of deposits of $38.6 million and net advances from the Federal Home Loan Bank of Boston of $28.4 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $38.6 million for the nine months ended September 30, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net increase in Federal Home Loan Bank advances of $28.4 million for the nine months ended September 30, 2005. The increases in deposit accounts and Federal Home Loan Bank advances primarily funded our investing and lending activities.

The Company is not subject to separate regulatory capital requirements. At September 30, 2005, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines.

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

For the nine months ended September 30, 2005, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank's net portfolio value at June 30, 2005 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2005 is consistent with the table below.

    --------------------------------------------------------------------------------------
                                                                        Net Portfolio
                                                                        Value as % of
                                     Net Portfolio Value           Present Value of Assets
    Basis Point ("bp")      ------------------------------------   -----------------------
    Change in Rates         $ Amount     $ Change       % Change    NPV Ratio      Change
                            ------------------------------------   -----------------------
                                   (Dollars in thousands)
         300 bp              37,898      (14,259)         -27%        12.79%       -3.73%
         200                 42,973       (9,184)         -18%        14.18%       -2.34%
         100                 47,963       (4,194)          -8%        15.49%       -1.03%
         0                   52,157           --           --         16.52%          --
         (100)               53,145          988            2%        16.68%        0.16%
         (200)               51,844         (313)          -1%        16.22%       -0.30%
    ======================================================================================

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

Naugatuck Valley Financial Corporation


Date: November 14, 2005                 by: /s/ John C. Roman
      -----------------                 --------------------------
                                        John C. Roman
                                        President and Chief Executive Officer


Date: November 14, 2005                 by: /s/ Lee R. Schlesinger
      -----------------                 --------------------------
                                        Lee R. Schlesinger
                                        Vice President and Treasurer
                                        (Principal Financial Officer)