Form 10-K
period 2005-12-31
Naugatuck Valley Financial Corp
filed 2006-03-28
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-50876

NAUGATUCK VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

United States	65-1233977
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 Church Street, Naugatuck, Connecticut	06770
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code: (203) 720-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, was $35,518,059.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 7,604,375.
Of such shares outstanding, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Stockholders and portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Naugatuck Valley Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Naugatuck Valley Financial operates, as well as nationwide, Naugatuck Valley Financial’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, Naugatuck Valley Financial assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.     BUSINESS.

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

As long as Naugatuck Valley Mutual exists, it will own at least a majority of Naugatuck Valley Financial’s common stock. Naugatuck Valley Financial’s business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the reorganization. Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Naugatuck Valley Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and U.S. government and agency securities, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

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

Available Information

Naugatuck Valley Financial’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.nvsl.com, as

Back to Index

soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in south-western Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. In addition to our main office, we operate five branch offices in the Greater Naugatuck Valley which we consider our market area. The Greater Naugatuck Valley encompasses the communities in the central and lower Naugatuck Valley regions in New Haven and Fairfield Counties. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. In addition, banks owned by Bank of America Corporation, Wachovia Corporation, J.P. Morgan Chase & Co. and TD Bank Financial Group, all of which are large super-regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

We offer fixed-rate loans with terms of either 10, 15, 20, 30 or 40 years. Our adjustable-rate mortgage loans are based on either a 15, 20 or 30-year amortization schedule and interest rates and payments on our

Back to Index

adjustable-rate mortgage loans adjust annually after either a one, three, five or seven year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

In an effort to provide financing for first-time buyers, we offer a first-time home buyers program. We offer fixed-rate residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, lower rates and terms of up to 40 years.

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

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three or five years. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 2.5% above the one-year, three-year or five-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We require either an environmental survey or impaired property insurance for all multi-family and commercial real estate loans.

Back to Index

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. The largest outstanding residential construction loan at December 31, 2005 was $799,000, $676,000 of which was outstanding. This loan was performing according to its terms at December 31, 2005. We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, single family subdivisions, as well as owner-occupied properties used for business. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2005 was $3.2 million, of which $1.4 million was outstanding. This loan was performing according to its terms at December 31, 2005.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. We originate one- to seven-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are usually written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a 0.5% to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship was a $1.1 million loan secured by a leasehold interest in commercial real estate. This loan was performing according to its original terms at December 31, 2005.

Back to Index

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. We offer a variety of consumer loans, primarily second mortgage loans and home equity lines of credit, and, to a much lesser extent, loans secured by passbook or certificate accounts, automobiles and unsecured loans. Unsecured loans generally have a maximum borrowing limit of $5,000 and a maximum term of three years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Second mortgage loans have fixed rates of interest for terms of up to 15 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years. These loans are originated with maximum loan-to-value ratios of 80% of the value of the appraised value of the property and we require that we have a second lien position on the property.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. We occasionally purchase loans or participation interests in loans.

We consider loan sales as part of our interest rate risk management efforts. We sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We did not sell any loans during the year ended December 31, 2005. We sold $1.9 million and $8.9 million of loans in the years ended December 31, 2004 and 2003, respectively. We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of whom must be the President and Chief Executive Officer or a vice president, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the Board of Directors loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’

Back to Index

loan committee. Loans of $50,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.2 million and two members of the Board of Directors loan committee must approve loans over $500,000 and up to $1.2 million. Loans of $500,000 or less secured by real estate where the loan-to-value is 80% or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 80% loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. The Board of Directors must approve all consumer loans over $200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2005, our regulatory limit on loans to one borrower was $6.2 million. At that date, our largest lending relationship was $3.7 million and included a home mortgage loan and a commercial construction loan, all of which were performing according to the original repayment terms at December 31, 2005.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days or less.

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

At December 31, 2005, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than three years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, municipal securities with maturities of 15 years or less, preferred money market securities with terms of 91 days or less, and insured certificates of deposit at other financial institutions.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Considering our interest rate risk position and with the objective of enhancing earnings, we implemented two leverage strategies during 2005. In the first strategy, we borrowed $28.8 million from the Federal Home Loan Bank of Boston on a short-term basis to fund the purchase of a like amount of long-term securities. In the second strategy, we borrowed up to $11.0 million of short-term funds from the Federal Home Loan Bank of Boston to fund the purchase of same term money market preferred securities. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and

Back to Index

appointment of our Asset/Liability Committee. The Asset/Liability Committee is responsible for approval of investment strategies and monitoring of investment performance. Our Executive Vice President and our Controller are co-designated investment portfolio managers and are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Asset/Liability Committee meets regularly with the Controller, the Executive Vice President and President and Chief Executive Officer in order to determine and review investment strategies and transactions.

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

Borrowings. We borrow from the Federal Home Loan Bank of Boston to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Boston and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs.

Subsidiaries

Naugatuck Valley Mortgage Servicing Corporation, established in 1999 under Connecticut law as a subsidiary of Naugatuck Valley Savings and Loan, is a passive investment corporation organized in order to take advantage of certain tax benefits. Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. At December 31, 2005, Naugatuck Valley Mortgage Servicing had $196.3 million in assets.

Personnel

At December 31, 2005, we had 88 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Back to Index

Regulation and Supervision

General

Naugatuck Valley Savings and Loan is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Naugatuck Valley Savings and Loan is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Naugatuck Valley Savings and Loan must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Naugatuck Valley Savings and Loan’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on our operations.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Naugatuck Valley Savings and Loan. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets. Naugatuck Valley Savings and Loan complies with all lending limits imposed by the Office of Thrift Supervision.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

Back to Index

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, Naugatuck Valley Savings and Loan met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and

Back to Index

the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Naugatuck Valley Savings and Loan, it is a subsidiary of a holding company. If Naugatuck Valley Savings and Loan’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” At December 31, 2005, Naugatuck Valley Savings and Loan met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Naugatuck Valley Savings and Loan’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any entity that controls or is under common control with an institution, including Naugatuck Valley Financial, Naugatuck Valley Mutual and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Naugatuck Valley Savings and Loan’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Naugatuck Valley Savings and Loan may make to insiders based, in part, on Naugatuck Valley Savings and Loan’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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
Back to Index

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

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2005 totaled $71,672.

Insurance of Deposit Accounts. Naugatuck Valley Savings and Loan is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings and Loan. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the year ended December 31, 2005, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.39 basis points of assessable deposits. At December 31, 2005, Naugatuck Valley Savings and Loan had paid all fees and assessments for deposit insurance.

The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Naugatuck Valley Savings and Loan does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (“FDIC”) based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and Savings Association Insurance Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also

Back to Index

 states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Naugatuck Valley Savings and Loan.

Federal Home Loan Bank System. Naugatuck Valley Savings and Loan is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings and Loan, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $3.2 million.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Naugatuck Valley Savings received a “Satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $8.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Naugatuck Valley Savings complies with the foregoing requirements.

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

Back to Index

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

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

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

Waivers of Dividends by Naugatuck Valley Mutual. Office of Thrift Supervision regulations require Naugatuck Valley Mutual to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Naugatuck Valley Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Naugatuck Valley Mutual will waive dividends that Naugatuck Valley Financial may pay, if any.

Conversion of Naugatuck Valley Mutual to Stock Form. Office of Thrift Supervision regulations permit Naugatuck Valley Mutual to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as our successor, Naugatuck Valley Mutual’s corporate existence would end, and

Back to Index

certain depositors of Naugatuck Valley Savings and Loan would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Naugatuck Valley Mutual would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Naugatuck Valley Mutual own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than Naugatuck Valley Mutual would not be diluted because of any dividends waived by Naugatuck Valley Mutual (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Naugatuck Valley Mutual converts to stock form. The total number of shares held by stockholders other than Naugatuck Valley Mutual after a conversion transaction also would be increased by any purchases by stockholders other than Naugatuck Valley Mutual in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Remutualization Transactions. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case.

Federal Securities Laws

Naugatuck Valley Financial’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Naugatuck Valley Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”

Back to Index

Among other requirements, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Other Regulations

Interest and other charges collected or contracted for by Naugatuck Valley Savings and Loan are subject to state usury laws and federal laws concerning interest rates. Naugatuck Valley Savings and Loan’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; of identity theft and provide for accuracy, privacy, limits on information sharing and new consumer rights to disclosure.

•
Fair and Accurate Credit Transaction Act of 2003, intended to help consumers fight the growing crime of identity theft and provide for accuracy, privacy, limits on information sharing and new consumer rights to disclosure.

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

Back to Index

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Naugatuck Valley Savings and Loan also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21"), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2005 year, Naugatuck Valley Savings and Loan’s maximum federal income tax rate was 34%.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Naugatuck Valley Savings and Loan makes a “non-dividend distribution” to Naugatuck Valley Savings and Loan as described below.

Distributions. If Naugatuck Valley Savings and Loan makes “non-dividend distributions” to us, the distributions will be considered to have been made from Naugatuck Valley Savings and Loan’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Naugatuck Valley Savings and Loan’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Naugatuck Valley Savings and Loan’s taxable income. Non-dividend distributions include distributions in excess of Naugatuck Valley Savings and Loan’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Naugatuck Valley Savings and Loan’s current or accumulated earnings and profits will not be so included in Naugatuck Valley Savings and Loan’s taxable income.

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

Back to Index

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

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the effective state tax rate (7.5% for 2005) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Naugatuck Valley Savings and Loan’s formation of a passive investment company in September 1999 is expected to substantially eliminate the state income tax expense of Naugatuck Valley Mutual, Naugatuck Valley Financial and its subsidiaries. However, we will remain liable for the capital stock tax. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could propose legislation to eliminate the passive investment company exemption. If such legislation were enacted, we would be subject to state income taxes in Connecticut.

Back to Index

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are:

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

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2005.

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings and Loan since 1989. Mr. Alegi has served with Naugatuck Valley Savings and Loan since 1970. Age 59.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings and Loan since 2001. Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank. Age 59.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 49.

Lee R. Schlesinger has served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Vice President and Treasurer of Naugatuck Valley Savings since August 2004. Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings and Loan from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings and Loan from 2000 to 2003. Mr. Schlesinger has served with Naugatuck Valley Savings and Loan since 1983. Age 45.

Back to Index

ITEM 1A.      RISK FACTORS.

Rising interest rates may hurt our profits and asset value.

Interest rates were recently at historically low levels. However, between June 30, 2004 and December 31, 2005, the U.S. Federal Reserve has increased its target for the federal funds rate thirteen times to 4.25%. These increases have led to a “flattening” of the yield curve where there is relatively little differential between short-term and long-term interest rates. If short-term interest rates continue to rise, causing the rates on our deposits and borrowings to reprice upwards faster than the rates on our loans and investments, we would experience continued compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

If we do not achieve profitability on new branches, the new branches may negatively impact our earnings.

We opened a new branch in Seymour, Connecticut in January 2005. We also expect to open a new branch in Southbury, Connecticut in the third quarter of 2006.  We intend to continue to pursue opportunities to pursue expansion of our branch network, as well as to upgrade our current branch facilities. We cannot assure you that our branch expansion strategy and our branch upgrading will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. In addition to branch employees, we will hire lending and other employees to support our expanded infrastructure.

Our increased emphasis on commercial and construction lending and the unseasoned nature of these loans may expose us to increased lending risks and could impact the level of our allowance for loan losses.

Since December 31, 2001, our commercial real estate, commercial business and residential construction loan portfolio has increased $53.7 million, or 368.5%, and at December 31, 2005, $68.3 million, or 25.9%, of our loan portfolio consisted of these real estate, construction and commercial business loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers for commercial business loans and for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. These factors can be impacted by many variables including economic events beyond the borrowers’ control. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Back to Index

level. Such an increase could increase collection risks resulting from potentially higher payment obligations by the borrower.

A decline in our return on equity as a result of the capital we raised in our 2004 stock offering may negatively impact our stock price.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity for the year ended December 31, 2005 was 3.66%. Over time, we intend to use the net proceeds from our 2004 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability.

Our noninterest expenses are impacted as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Naugatuck Valley Mutual’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may like or a second-step conversion by Naugatuck Valley Mutual.

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

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies which is reflected in the stock prices of mutual holding companies. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our stock

Back to Index

price may be adversely affected. We have no current plans to undertake a remutualization transaction. In addition, Office of Thrift Supervision regulations prohibit, for three years following the completion of a stock offering by a company such as Naugatuck Valley Financial, the acquisition of more than 10% of any class of equity security of the company without the prior approval of the Office of Thrift Supervision.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

Back to Index

ITEM 2.       PROPERTIES.

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2005.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2005	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)

Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,845	23,000	Owned	—

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,319	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	201	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	215	1,950	Leased	2013 (1)

249 West Street (2) Seymour, CT 06483	2002	2,280	9,500	Owned	—

504 Bridgeport Avenue (3) Shelton, CT 06484	2004	599	3,000	Leased	2020 (4)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	35	1,725	Leased	2014 (5)

135 South Main Street (6) Beacon Falls, CT 06403	2003	147	N/A	Owned	—

15 Quaker Farms Road (7) Southbury, CT 06488	2004	381	N/A	Owned	—
_________________________
(1)	We have an option to renew this lease for three additional five-year periods.
(2)	This branch opened in January 2005. This branch occupies 3,500 square feet of this office along with 6,000 square feet of rentable space, none of which was rented as of this date.
(3)	We relocated our previous Shelton branch to this location in July 2005.
(4)	We have the option to renew this lease for five additional five-year periods.
(5)
Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2006. The tenant has an option to renew this lease for one additional five-year period.

(6)
This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch. Based on current estimates, we expect the total cost of this project to be approximately $36,000, $11,000 of which had been incurred at December 31, 2005.

(7)	We expect to open a branch at this location in the third quarter of 2006.

Back to Index

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information regarding the market for Naugatuck Valley Financial’s common equity and related stockholder matters is incorporated herein by reference to Naugatuck Valley Financial’s 2005 Annual Report to Stockholders at “Investor and Corporate Information.”

Naugatuck Valley Financial did not repurchase any of its common stock during the three months ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2005 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to Naugatuck Valley Financial’s 2005 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding financial statements is incorporated herein by reference to Naugatuck Valley Financial’s 2005 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.               CONTROLS AND PROCEDURES.

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

Back to Index

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

ITEM 9B.        OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to the directors and officers of Naugatuck Valley Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

The information regarding executive compensation is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

(a)       Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

(b)         Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

(c)         Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)        Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Back to Index

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	352,430	$11.10	29,517

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	352,430	$11.10	29,517

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to certain relationships and related transactions is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND EXPENSES.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The following are filed as a part of this report by means of incorporation to Naugatuck Valley Financial’s 2005 Annual Report to Stockholders:

●           Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

●	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

●	Consolidated Statements of Changes in Capital Accounts for the Years Ended December 31, 2005, 2004 and 2003

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

●	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Back to Index

  (3)         Exhibits

              Exhibit No.       Description

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (1)
4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (2)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings and Loan Employment Agreement with John C. Roman (1)*
10.2	Naugatuck Valley Savings and Loan Change in Control Agreement with Jane H. Walsh (1)*
10.3	Naugatuck Valley Savings and Loan Change in Control Agreement with Dominic J. Alegi, Jr. (4)*
10.4	Naugatuck Valley Savings and Loan Directors’ Retirement Plan (2)*
10.5	Form of Naugatuck Valley Savings and Loan Employee Severance Compensation Plan (2)*
10.6	Naugatuck Valley Savings and Loan Death Benefit Agreement with John C. Roman, as amended (4)*
10.7	Naugatuck Valley Savings and Loan Death Benefit Agreement with Dominic J. Alegi, Jr. (2)*
10.8	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (3)*
10.9	Naugatuck Valley Savings and Loan Change in Control Agreement with William C. Nimons*
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct (4)
21.0	List of Subsidiaries (4)
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

______________________________
*Management contract or compensation plan arrangement
(1)	Incorporated by reference to the Company’s Form 10-Q for the three months ended September 30, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(3)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 28, 2006	By: /s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 28, 2006
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Vice President and Treasurer	March 28, 2006
Lee R. Schlesinger	(principal accounting and
financial officer)

/s/ Ronald D. Lengyel	Director	March 28, 2006
Ronald D. Lengyel

/s/ Carlos S. Batista	Director	March 28, 2006
Carlos S. Batista

/s/ Richard M. Famiglietti	Director	March 28, 2006
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 28, 2006
James A. Mengacci

/s/ Michael S. Plude	Director	March 28, 2006
Michael S. Plude

/s/ Camilo P. Vieira	Director	March 28, 2006
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 28, 2006
Jane H. Walsh

Back to Index