Form 10-Q
period 2006-03-31
Naugatuck Valley Financial Corp
filed 2006-05-09
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-50876

NAUGATUCK VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	65-1233977
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.
organization)

333 CHURCH STREET, NAUGATUCK, CONNECTICUT	06770
(Address of principal executive offices)	(Zip Code)

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 1, 2006, there were 7,604,375 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from depository institutions	$7,935	$8,922
Investment in federal funds	3,450	29
Investment securities	66,937	63,049
Loans receivable, net	263,237	259,427
Deferred income taxes	1,513	1,331
Other assets	23,081	22,588

Total assets	$366,153	$355,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$255,154	$240,846
Advances from Federal Home Loan Bank of Boston	56,506	57,059
Other liabilities	3,326	6,477

Total liabilities	314,986	304,382

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued and outstanding	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,189	33,157
Retained earnings	22,897	22,588
Unearned ESOP shares	(2,733)	(2,733)
Unearned stock awards	(1,567)	(1,551)
Treasury stock	(102)	(122)
Accumulated other comprehensive loss	(593)	(451)

Total stockholders' equity	51,167	50,964

Total liabilities and stockholders' equity	$366,153	$355,346

Consolidated Statements of Income
(In thousands, except share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Interest and dividend income
Interest on loans	$4,030	$3,029
Interest and dividends on investments and deposits	757	403
Total interest income	4,787	3,432

Interest expense
Interest on deposits	1,273	588
Interest on borrowed funds	643	225
Total interest expense	1,916	813

Net interest income	2,871	2,619

Provision for loan losses	62	15

Net interest income after provision for loan losses	2,809	2,604

Noninterest income
Fees for services	311	209
Income from bank owned life insurance	76	48
Income from investment advisory services, net	34	63
Other income	29	20
Total noninterest income	450	340

Noninterest expense
Compensation, taxes and benefits	1,633	1,390
Office occupancy	400	397
Computer processing	142	144
Advertising	125	131
Gain on foreclosed real estate, net	(2)	(37)
Other expenses	357	355
Total noninterest expense	2,655	2,380

Income before provision
for income taxes	604	564

Provision for income taxes	134	161

Net Income	$470	$403

Earnings per common share - Basic and Diluted	$0.06	$0.06

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities	(Unaudited)
Net income	$470	$403
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	62	15
Depreciation and amortization expense	155	168
Stock based compensation	162	-
Provision for deferred taxes	-	(69)
Net gain on sale of real estate owned	(4)	(46)
Increase in accrued income receivable	(11)	(158)
Decrease in deferred loan fees	(12)	(10)
Increase in bank owned life insurance asset	(76)	(48)
Decrease in other assets	28	62
Decrease in other liabilities	(1,867)	(288)
Net cash (used) provided by operating activities	(1,093)	29
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	4,861	740
Proceeds from maturities of held-to-maturity securities	285	190
Purchase of available-for-sale securities	(9,247)	(9,855)
Purchase of Federal Home Loan Bank stock	(282)	-
Loan originations net of principal payments	(3,860)	(6,801)
Proceeds from the sale of foreclosed real estate	51	113
Proceeds from sale of property and equipment	2	-
Purchase of property and equipment	(467)	(875)
Net cash used by investing activities	(8,657)	(16,488)
Cash flows from financing activities
Net change in time deposits	9,804	3,770
Net change in other deposit accounts	4,504	(2,628)
Advances from Federal Home Loan Bank	18,650	39,545
Repayment of advances from Federal Home Loan Bank	(19,203)	(21,447)
Net change in mortgagors' escrow accounts	(1,414)	(1,330)
Dividends paid to stockholders	(157)	(125)
Net cash provided by financing activities	12,184	17,785
Increase in cash and cash equivalents	2,434	1,326
Cash and cash equivalents at beginning of period	8,951	7,575
Cash and cash equivalents at end of period	$11,385	$8,901
Cash paid during the period for:
Interest	$1,923	$818
Income taxes	-	68

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Naugatuck Valley Financial Corporation (the “Company”), Naugatuck Valley Savings and Loan (the “Bank”), and those of Naugatuck Valley Mortgage Servicing Corporation, a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows for the periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Stockholders.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2006, anti-dilutive options excluded from the calculations totaled 361,080 options (with an exercise price of $11.10). There were no options issued as of March 31, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2006	2005

Net income	$470	$403

Weighted-average common shares outstanding:
Basic	7,331,084	7,311,195
Effect of dilutive stock options
and restrictive stock awards	-	-
Diluted	7,331,084	7,311,195

Net income per common share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

NOTE 3 - COMPREHENSIVE INCOME

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

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income	$470	$403

Net unrealized loss on
securities available for sale
during the period, net of tax	(142)	(204)

Total Comprehensive Income	$328	$199

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

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. The Company engages an independent review of its commercial loan portfolio annually and adjusts its loan ratings based upon this review. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

NOTE 5 - EQUITY INCENTIVE PLAN

At the annual meeting of stockholders on May 5, 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 372,614 stock options and 149,045 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 521,659 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

On July 26, 2005, the Company awarded 354,580 options to purchase the Company’s common stock and 139,712 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($11.10) with maximum term of ten years. On March 21, 2006, the Company awarded an additional 6,500 options to purchase the Company’s common stock and 1,500 additional shares of restricted stock. The additional stock option awards were granted with an exercise price equal to those granted on July 26, 2005 ($11.10) with a maximum term of ten years. Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005. In accordance with Statement No.123 (R), the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $109,376 for the three months ended March 31, 2006 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted and the assumptions used in the Black-Scholes option pricing method are shown in the following table.

	March 21,	July 26,
Grant date	2006	2005

Dividend yield	1.89%	1.44%
Expected volatility	11.20%	11.47%
Risk-free rate	4.61%	4.18%
Expected life in years	6.5	6.5

Weighted average fair value of options at grant date	$2.25	$2.47

NOTE 6 - DIVIDENDS

On January 17, 2006, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on March 1, 2006, to stockholders of record as of the close of business on February 6, 2006. Naugatuck Valley Mutual Holding Company, the Company's mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s 2005 Annual Report to Stockholders.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s 2005 Annual Report to Stockholders on Form 10-K under “Item 1A - Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased by $10.8 million, or 3.0% to $366.2 million during the period from December 31, 2005 to March 31, 2006, primarily due to an increase in loans of $3.8 million, an increase in investments of $3.9 million and an increase in cash and cash equivalents of $2.4 million. The increases in loans and investments were primarily funded by increases in deposits. The increase in loans primarily reflects an increase in our one-to-four family mortgages and home equity loans.

Total liabilities were $315.0 million at March 31, 2006 compared to $304.4 million at December 31, 2005. Deposits at March 31, 2006 increased $14.3 million, or 5.9%, over December 31, 2005 due to increased advertising and more aggressive pricing. Advances from the Federal Home Loan Bank of Boston decreased from $57.1 million to $56.5 million. The increases in deposits were used primarily to fund loans and investments and, to a lesser extent, repay advances and fund disbursements from mortgage tax escrow accounts.

Total stockholders’ equity increased from $51.0 million at December 31, 2005 to $51.2 million at March 31, 2006. The increase in equity was due to net income of $470,000 for the three month period, partially offset by dividends of $157,000 paid to stockholders, a net increase to the unrealized loss on available-for-sale securities of $142,000 and $32,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.

Comparison of Operating Results For the Three Months Ended March 31, 2006 and 2005

General. For the three months ended March 31, 2006, the Company had net income of $470,000 compared to $403,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in net interest income and an increase in noninterest income which was partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $252,000, or 9.6%, to $2.9 million for the three months ended March 31, 2006. The increase in net interest income during the three month period was the result of a 34.0% increase in the average balance of interest earning assets, along with an increase in the average rate earned on these assets of 23 basis points over the 2005 rates. The increases in interest income were partially offset by an increase in interest expense. Interest expense increased by 135.7% due to rising rates on deposits and borrowings along with increases in the average balances of deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2006 and 2005.

	Three months
	Ended March 31,
	2006	2005	% change
	(Dollars in thousands)
Interest income:
Loans	$4,030	$3,029	33.05%
Fed Funds sold	10	7	42.86%
Investment securities	704	375	87.73%
Federal Home Loan Bank stock	43	21	104.76%
Total interest income	4,787	3,432	39.48%
Interest expense:
Certificate accounts	1,075	457	135.23%
Regular savings accounts	116	45	157.78%
Checking and NOW accounts	41	11	272.73%
Money market savings accounts	41	75	-45.33%
Total interest-bearing deposits	1,273	588	116.50%
FHLB advances	641	224	186.16%
Other borrowings	2	1	100.00%
Total interest expense	1,916	813	135.67%
Net interest income	$2,871	$2,619	9.62%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006		2005
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$261,258	6.17%	$206,050	5.88%
Fed Funds sold	804	4.98%	1,038	2.70%
Investment securities	66,139	4.26%	38,232	3.92%
Federal Home Loan Bank stock	3,320	5.18%	2,180	3.85%

Total interest-earning assets	$331,521	5.78%	$247,500	5.55%

Interest-bearing liabilities
Certificate accounts	$127,469	3.37%	$82,272	2.22%
Regular savings accounts & escrow	53,856	0.86%	45,946	0.39%
Checking and NOW accounts	47,061	0.35%	34,919	0.13%
Money market savings accounts	18,752	0.87%	29,652	1.01%

Total interest-bearing deposits	247,138	2.06%	192,789	1.22%
FHLB advances	59,067	4.34%	24,117	3.72%
Other borrowings	187	4.28%	90	2.04%

Total interest-bearing liabilities	$306,392	2.50%	$216,996	1.50%

Interest and dividend income increased $1.4 million, or 39.5%, for the three months ended March 31, 2006 as a result of an increase in the average balance of interest-earning assets to $331.5 million from $247.5 million along with an increase in the average yield on interest-earning assets from 5.55% to 5.78%.

Interest expense increased by $1.1 million for the three months ended March 31, 2006, due to an increase of $54.3 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 1.22% to 2.06%. The average balance of Federal Home Loan Bank advances also increased by $34.9 million with a 62 basis point increase in the average cost from 3.72% to 4.34%.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2006 and 2005.
	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Allowance at beginning of period	$1,878	$1,829
Provision for loan losses	62	15

Charge-offs	-	(3)
Recoveries	-	1
Net charge-offs	-	(2)
Allowance at end of period	$1,940	$1,842

The Company recorded a provision for loan losses of $62,000 for the three month period ended March 31, 2006, compared to a provision of $15,000 for the three month period ended March 31, 2005. The increased provision in the 2006 period is due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are riskier than one-to-four family loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2006	2005	% change
	(Dollars in thousands)
Nonaccrual loans	$402	$294	36.73%
Real estate owned	-	47	-100.00%
Total nonperforming assets	$402	$341	17.89%

Total nonperforming loans to total loans	0.15%	0.11%	36.36%

Total nonperforming loans to total assets	0.11%	0.08%	37.50%

Total nonperforming assets to total assets	0.11%	0.10%	10.00%

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2006 and 2005.

	Three Months
	Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
Fees for services	$311	$209	48.80%
Income from bank owned life insurance	76	48	58.33%
Income from investment advisory services	34	63	-46.03%
Other income	29	20	45.00%
Total	$450	$340	32.35%

Noninterest income increased 32.4% during the three months ended March 31, 2006 as a result of a $102,000 increase in fees for services, primarily related to checking account fees, combined with an increase in income from investments in Bank Owned Life Insurance of 58.3% over the 2005 period. Checking account fees increased due to new product offerings. These increases were partially offset by a decrease of $29,000 in income from investment advisory services.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2006 and 2005.

	Three Months
	Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,633	$1,390	17.48%
Office occupancy	400	397	0.76%
Computer processing	142	144	-1.39%
Advertising	125	131	-4.58%
Gain on foreclosed real estate, net	(2)	(37)	-94.59%
Other expenses	357	355	0.56%
Total	$2,655	$2,380	11.55%

Noninterest expense increased in the three months ended March 31, 2006 primarily as a result of a $243,000 increase in compensation costs over the 2005 period. The increase in compensation costs were primarily due to additional lending staff and expenses related to the awards made under the equity incentive plan previously approved by shareholders. The increase in compensation related costs were partially offset by small decreases in computer processing costs and advertising.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and advances from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $11.4 million, including federal funds of $3.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.2 million at March 31, 2006. At March 31, 2006, the Company had the ability to borrow a total of $115.4 million from the Federal Home Loan Bank of Boston, of which $56.5 million was outstanding. At March 31, 2006, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at March 31, 2006, the Company had the ability to borrow $2.5 million from a correspondent bank. The Company had no advances outstanding on these lines at March 31, 2006.

At March 31, 2006, the Company had commitments of $19.4 million in unused home equity lines of credit, $4.0 million in unadvanced commercial lines, $2.9 million in mortgage commitments, $6.3 million in commercial loan commitments, $15.4 million in unadvanced construction mortgage commitments, $2.4 million in letters of credit and $94,000 in overdraft line of credit availability. Certificates of deposit due within one year of March 31, 2006 totaled $88.0 million, or 34.5% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2007. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2006 the Company originated $14.1 million of loans, including renewals and refinances, and purchased $9.2 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $5.1 million and an increase of deposits of $14.3 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $14.3 million for the three months ended March 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net decrease in Federal Home Loan Bank advances of $553,000 for the three months ended March 31, 2006. The increases in deposit accounts primarily funded our investing and lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

The Company is not subject to separate regulatory capital requirements. At March 31, 2006, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2006, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company’s earnings while decreases in interest rates may beneficially affect the Company’s earnings. To reduce the potential volatility of the Company’s earnings, the Company has sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in the loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank’s Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2005 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank expects that its net portfolio value at March 31, 2006 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	34,847	(17,063)	-33%	10.39%	-4.07%
200	40,579	(11,331)	-22%	11.83%	-2.63%
100	46,417	(5,493)	-11%	13.22%	-1.24%
0	51,910	-	-	14.46%	-
(100)	55,471	3,561	7%	15.20%	0.74%
(200)	54,958	3,048	6%	14.98%	0.52%

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

Item 1A. - Risk Factors. There have been no material changes with respect to the Risk Factors disclosed in the  Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
____________________
(1) Incorporated by reference to the Company’s Form 10-Q for the three months ended September 30, 2004.

(2) Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date:	May 8, 2006	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date:	May 8, 2006	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)