Form 10-Q
period 2006-06-30
Naugatuck Valley Financial Corp
filed 2006-08-11
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

As of August 4, 2006, there were 7,516,325 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1. Financial Statements.

Back to Index

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from depository institutions	$8,527	$8,922
Investment in federal funds	322	29
Investment securities	64,527	63,049
Loans receivable, net	273,374	259,427
Deferred income taxes	1,731	1,331
Other assets	23,869	22,588

Total assets	$372,350	$355,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$262,050	$240,846
Advances from Federal Home Loan Bank of Boston	54,652	57,059
Other liabilities	5,254	6,477

Total liabilities	321,956	304,382

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued and outstanding at December 31, 2005
and 7,549,375 outstanding at June 30, 2006	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,220	33,157
Retained earnings	23,154	22,588
Unearned ESOP shares	(2,733)	(2,733)
Unearned stock awards	(1,567)	(1,551)
Treasury stock, at cost (62,833 shares at June 30, 2006
and 9,333 shares at December 31, 2005)	(738)	(122)
Accumulated other comprehensive loss	(1,018)	(451)

Total stockholders' equity	50,394	50,964

Total liabilities and stockholders' equity	$372,350	$355,346

Back to Index

Consolidated Statements of Income
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)

Interest and dividend income
Interest on loans	$8,221	$6,262	$4,191	$3,233
Interest and dividends on investments and deposits	1,556	977	799	574
Total interest income	9,777	7,239	4,990	3,807

Interest expense
Interest on deposits	2,710	1,321	1,437	733
Interest on borrowed funds	1,302	584	660	360
Total interest expense	4,012	1,905	2,097	1,093

Net interest income	5,765	5,334	2,893	2,714

Provision for loan losses	130	32	68	17

Net interest income after provision for loan losses	5,635	5,302	2,825	2,697

Noninterest income
Fees for services	660	442	349	234
Income from bank owned life insurance	152	97	76	49
Income from investment advisory services, net	51	91	19	32
Gain on sale of investments	-	47	-	47
Other income	62	43	33	22
Total noninterest income	925	720	477	384

Noninterest expense
Compensation, taxes and benefits	3,322	2,815	1,689	1,428
Office occupancy	787	759	388	361
Advertising	300	305	174	174
Computer processing	294	303	152	160
Loss (gain) on foreclosed real estate, net	9	(33)	12	4
Other expenses	760	751	404	396
Total noninterest expense	5,472	4,900	2,819	2,523

Income before provision
for income taxes	1,088	1,122	483	558

Provision for income taxes	204	301	70	140

Net Income	$884	$821	$413	$418

Earnings per common share - Basic and Diluted	$0.12	$0.11	$0.06	$0.06

Back to Index

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities	(Unaudited)
Net income	$884	$821
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	130	32
Depreciation and amortization expense	292	343
Stock-based compensation	326	-
Provision for deferred taxes	-	(69)
Net gain on sale of real estate owned	(4)	(46)
Gain on sale of investments	-	(47)
Increase in accrued income receivable	(110)	(133)
Increase (decrease) in deferred loan fees	6	(39)
Increase in bank owned life insurance asset	(152)	(97)
Decrease in other assets	38	194
Decrease in other liabilities	(1,744)	(367)
Net cash (used) provided by operating activities	(334)	592
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	8,757	3,520
Proceeds from sale of available-for-sale securities	-	3,742
Proceeds from maturities of held-to-maturity securities	1,995	285
Purchase of available-for-sale securities	(13,078)	(28,723)
Purchase of Federal Home Loan Bank stock	(282)	(323)
Loan originations net of principal payments	(14,083)	(21,396)
Additions to foreclosed real estate	-	(47)
Proceeds from the sale of foreclosed real estate	51	113
Proceeds from sale of property and equipment	2	-
Purchase of property and equipment	(1,236)	(1,517)
Net cash used by investing activities	(17,874)	(44,346)
Cash flows from financing activities
Net change in time deposits	15,752	14,687
Net change in other deposit accounts	5,452	5,641
Advances from Federal Home Loan Bank	26,250	48,338
Repayment of advances from Federal Home Loan Bank	(28,657)	(25,764)
Net change in mortgagors' escrow accounts	258	176
Treasury stock acquired	(635)	-
Dividends paid to stockholders	(314)	(250)
Net cash provided by financing activities	18,106	42,828
Decrease in cash and cash equivalents	(102)	(926)
Cash and cash equivalents at beginning of period	8,951	7,575
Cash and cash equivalents at end of period	$8,849	$6,649
Cash paid during the period for:
Interest	$4,022	$1,330
Income taxes	145	508

Back to Index

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Naugatuck Valley Financial Corporation (the “Company”), Naugatuck Valley Savings and Loan (the “Bank”), and Naugatuck Valley Mortgage Servicing Corporation, a wholly owned subsidiary of the Bank. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows for the periods presented.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Stockholders. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. At June 30, 2006, 354,880 options (all with an exercise price of $11.10 per share) were considered anti-dilutive and were excluded from the calculations for the three and six months then ended. There were no options issued as of June 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)

Net income	$413	$418	$884	$821

Weighted-average common shares outstanding:
Basic	7,331,084	7,311,195	7,331,084	7,311,195
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	7,331,084	7,311,195	7,331,084	7,311,195

Net income per common share:
Basic	$0.06	$0.06	$0.12	$0.11
Diluted	$0.06	$0.06	$0.12	$0.11

Back to Index

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$884	$821	$413	$418

Net unrealized (loss) gain on
securities available for sale
during the period, net of tax	(567)	(37)	(425)	168

Total Comprehensive Income (Loss)	$317	$784	$(12)	$586

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

Back to Index

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

On July 26, 2005, the Company awarded 354,580 options to purchase the Company’s common stock and 139,712 shares of restricted stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($11.10 per share) with a maximum term of ten years. On March 21, 2006, the Company awarded an additional 6,500 options to purchase the Company’s common stock and 1,500 additional shares of restricted stock. The additional stock option awards were granted with an exercise price equal to those granted on July 26, 2005 ($11.10 which was higher than the market price of $10.56 on March 21, 2006) with a maximum term of ten years. Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005. In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $109,479 and $218,855 for the three and six months ended June 30, 2006, respectively, in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted and the assumptions used in the Black-Scholes option pricing method are shown in the following table.

	March 21,	July 26,
Grant date	2006	2005
	(Unaudited)

Dividend yield	1.89%	1.44%
Expected volatility	11.20%	11.47%
Risk-free rate	4.61%	4.18%
Expected life in years	6.5	6.5

Weighted average fair value of options at grant date	$2.25	$2.47

NOTE 6 - DIVIDENDS

On April 27, 2006, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on June 1, 2006, to stockholders of record as of the close of business on May 8, 2006.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

Back to Index

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2006 the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which includes proposed amendments to Statements 87, 106, and 132 (R). The comment period is closed and the FASB staff expects that a final Statement will be issued at the end of the third quarter of 2006. Implementation of the new standard, when final, will be required for fiscal years ending after December 15, 2006.

The proposed Statement will require a calendar year-end company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its 2006 year-end balance sheet. This will result in the immediate recognition (on the balance sheet) of amounts that would have been recognized in subsequent years (off-balance sheet). Unrecognized prior service costs and credits and unrecognized net actuarial gains or losses will be recorded as components of other comprehensive income. Further, any unrecognized transition obligation or asset is recorded as an adjustment to the opening balance of retained earnings upon initial adoption of the Statement.

At this time, the Company is uncertain as to how the application of the new Standard, when finalized, will impact its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s 2005 Annual Report to Stockholders.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s 2005 Annual Report on Form 10-K under “Item 1A - Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased by $17.0 million, or 4.8%, to $372.3 million during the period from December 31, 2005 to June 30, 2006, primarily due to an increase of $13.9 million in loans and an increase in investments of $1.5 million. The balance of the increase was due to the expansion of the Bank’s branch network with additions to fixed assets. The increase in loans primarily reflects an increase in our one-to-four family mortgages and, to a lesser extent, commercial loans and home equity loans. These increases were primarily funded by increases in deposits.

Total liabilities were $322.0 million at June 30, 2006 compared to $304.4 million at December 31, 2005. Deposits at June 30, 2006 increased $21.2 million, or 8.8%, over December 31, 2005 due to increased advertising and more aggressive pricing. Advances from the Federal Home Loan Bank of Boston decreased $2.4 million, from $57.1 million to $54.7 million. The increases in deposits were used primarily to fund loans and investments and, to a lesser extent, repay advances and fund increases in fixed assets.

Back to Index

Total stockholders’ equity decreased $570,000, from $51.0 million at December 31, 2005 to $50.4 million at June 30, 2006. The decrease in equity was due to net income of $884,000 for the six month period, partially offset by stock repurchases of $635,000, dividends of $314,000 paid to stockholders, a net increase to the unrealized loss on available-for-sale securities of $567,000 and $63,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2006 and 2005

General.    For the three months ended June 30, 2006, the Company had net income of $413,000 compared to $418,000 for the three months ended June 30, 2005, a decrease of $5,000. Net income increased $63,000 to $884,000 for the six months ended June 30, 2006 from $821,000 for the six months ended June 30, 2005. The decrease in the three month period was primarily due to tightening margins and increases in noninterest expenses. The increase in the six month period was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income.    Net interest income increased $179,000, or 6.6%, to $2.9 million for the three months ended June 30, 2006 and increased by $431,000 or 8.1%, to $5.8 million for the six months ended June 30, 2006. The increase in net interest income in both periods was the result of an increase in the average balances of interest earning assets of 23.4% and 28.4% in the three and six month periods respectively. The Company also experienced a 35 basis point increase in the average rate earned on these assets in the three month period and a 29 basis point increase in the six month period over the 2005 rates. The increase in interest earning assets for the three and six month periods is attributed primarily to an increase in the loan and investment portfolios. The average balance of investments increased by 24.4% in the three month period and by 44.6% in the six month period while the average balances in the loan portfolio increased by 24.0% and 25.4% over the same periods. The increase in interest income was partially offset by an increase in interest expense. Interest expense increased by 91.9% in the three month period and by 110.6% in the six month period due to rising rates on deposits and borrowings, along with increases in the average balances of deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2006 and 2005.

	Three months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% change	2006	2005	% change
	(Dollars in thousands)
Interest income:
Loans	$4,191	$3,233	29.63%	$8,221	$6,262	31.28%
Fed Funds sold	20	24	-16.67%	30	31	-3.23%
Investment securities	734	525	39.81%	1,438	899	59.96%
Federal Home Loan Bank stock	45	25	80.00%	88	47	87.23%
Total interest income	4,990	3,807	31.07%	9,777	7,239	35.06%
Interest expense:
Certificate accounts	1,251	578	116.44%	2,326	1,035	124.73%
Regular savings accounts	107	82	30.49%	222	127	74.80%
Checking and NOW accounts	35	10	250.00%	77	21	266.67%
Money market savings accounts	44	63	-30.16%	85	138	-38.41%
Total interest-bearing deposits	1,437	733	96.04%	2,710	1,321	105.15%
FHLB advances	657	360	82.50%	1,297	583	122.47%
Other borrowings	3	-	-	5	1	400.00%
Total interest expense	2,097	1,093	91.86%	4,012	1,905	110.60%
Net interest income	$2,893	$2,714	6.60%	$5,765	$5,334	8.08%

Back to Index

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$267,893	6.26%	$216,049	5.99%	$264,594	6.21%	$211,077	5.93%
Fed Funds sold	1,425	5.61%	3,037	3.16%	1,117	5.37%	2,043	3.03%
Investment securities	66,191	4.44%	53,219	3.95%	66,165	4.35%	45,767	3.93%
Federal Home Loan Bank stock	3,441	5.23%	2,389	4.19%	3,381	5.21%	2,285	4.11%

Total interest-earning assets	$338,950	5.89%	$274,694	5.54%	$335,257	5.83%	$261,172	5.54%

Interest-bearing liabilities
Certificate accounts	$136,274	3.67%	$90,569	2.55%	$131,896	3.53%	$86,443	2.39%
Regular savings accounts & escrow	54,226	0.79%	51,285	0.64%	54,042	0.82%	48,630	0.52%
Checking and NOW accounts	50,130	0.28%	39,120	0.10%	48,604	0.32%	37,031	0.11%
Money market savings accounts	17,527	1.00%	25,906	0.97%	18,136	0.94%	27,769	0.99%

Total interest-bearing deposits	258,157	2.23%	206,880	1.42%	252,677	2.15%	199,873	1.32%
FHLB advances	56,146	4.68%	38,801	3.71%	57,598	4.50%	31,500	3.70%
Other borrowings	226	5.31%	19	2.27%	207	4.84%	54	3.69%

Total interest-bearing liabilities	$314,529	2.67%	$245,700	1.78%	$310,483	2.58%	$231,427	1.65%

Interest and dividend income increased $1.2 million, or 31.1%, for the three months ended June 30, 2006 as a result of a 23.4% increase in the average balance of interest-earning assets to $339.0 million from $274.7 million along with an increase in the average yield on interest-earning assets from 5.54% to 5.89%. Interest and dividend income also increased for the six month period by 35.1%, from $7.2 million to $9.8 million, again as a result of an increase in the average balance of interest-earning assets from $261.2 million to $335.3 million, along with an increase in the average yield to 5.83% from 5.54%.

Interest expense increased by $1.0 million for the three months ended June 30, 2006, due to an increase of $51.3 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 1.42% to 2.23%. The average balance of Federal Home Loan Bank advances also increased by $17.3 million with a 97 basis point increase in the average cost from 3.71% to 4.68%. Interest expense also increased in the six month period ended June 30, 2006 by $2.1 million, or 110.6%, again as a result of an increase in the average balance of interest-bearing liabilities of $79.1 million, or 34.2%, in the six month period. The average cost rose 93 basis points from 1.65% to 2.58% over this period.

Back to Index

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Allowance at beginning of period	$1,940	$1,842	$1,878	$1,829
Provision for loan losses	68	17	130	32

Charge-offs	(1)	(1)	(1)	(3)
Recoveries	2	19	2	19
Net charge-offs	1	18	1	16
Allowance at end of period	$2,009	$1,877	$2,009	$1,877

The Company recorded a provision for loan losses of $68,000 and $130,000 for the three and six month periods ended June 30, 2006, compared to provisions of $17,000 and $32,000 for the three and six month periods ended June 30, 2005. The increased provisions in the 2006 periods are due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2006	2005	% change
	(Dollars in thousands)
Nonaccrual loans	$866	$294	194.56%
Real estate owned	-	47	-100.00%
Total nonperforming assets	$866	$341	153.96%

Total nonperforming loans to total loans	0.31%	0.11%	181.82%

Total nonperforming loans to total assets	0.23%	0.08%	187.50%

Total nonperforming assets to total assets	0.23%	0.10%	130.00%

Back to Index

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2006 and 2005.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Fees for services	$349	$234	49.15%	$660	$442	49.32%
Income from bank owned life insurance	76	49	55.10%	152	97	56.70%
Gain on sale of investments	-	47	-100.00%	-	47	-100.00%
Income from investment advisory services	19	32	-40.63%	51	91	-43.96%
Other income	33	22	50.00%	62	43	44.19%
Total	$477	$384	24.22%	$925	$720	28.47%

Noninterest income increased 24.2% during the three months and by 28.5% in the six months ended June 30, 2006. The increases in both the three and six month periods were caused by an increase in fees for services of $115,000, or 49.2%, in the three month period and $218,000, or 49.3%, in the six month period, primarily related to fees from checking accounts due to new product offerings. The Company also experienced an increase in income earned from investments in Bank Owned Life Insurance of 55.1% and 56.7% over the same periods due to the purchase of additional policies in the fourth quarter of 2005. These increases were partially offset by decreases of 40.6% in the three month period and 44.0% in the six month period in fees from investment advisory services. The decrease in this type of fee is attributed to greater rate competition on deposit products in the local market.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2006 and 2005.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,689	$1,428	18.28%	$3,322	$2,815	18.01%
Office occupancy	388	361	7.48%	787	759	3.69%
Advertising	174	174	0.00%	300	305	-1.64%
Computer processing	152	160	-5.00%	294	303	-2.97%
Loss (gain) on foreclosed real estate, net	12	4	200.00%	9	(33)	-127.27%
Other expenses	404	396	2.02%	760	751	1.20%
Total	$2,819	$2,523	11.73%	$5,472	$4,900	11.67%

Noninterest expense increased in the three and six months ended June 30, 2006 primarily as a result of an increase in compensation costs over the 2005 period. Increases in compensation costs resulted primarily from increased expenses related to the awards made under the equity incentive plan previously approved by shareholders. Share-based compensation expenses of $109,000 for the three month period and $219,000 for the six months ended June 30, 2006 were recorded, compared to none for the periods ended June 30, 2005. In addition, the 2006 periods reflect normal annual salary increases for existing staff, as well as higher staffing levels related to branch expansion. There were small increases in office occupancy expenses in both the three and six month periods which were largely related to the three new branch offices which are scheduled to open in the third quarter of 2006. These increases were partially offset by small decreases in computer processing costs.

Back to Index

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $8.8 million, including federal funds of $322,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $61.5 million at June 30, 2006. At June 30, 2006, the Company had the ability to borrow a total of $119.1 million from the Federal Home Loan Bank of Boston, of which $54.7 million in borrowings was outstanding. At June 30, 2006, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at June 30, 2006, the Company had the ability to borrow $2.5 million from a correspondent bank. The Company had no advances outstanding on this line at June 30, 2006.

At June 30, 2006, the Company had commitments of $21.5 million in unused home equity lines of credit, $4.0 million in unadvanced commercial lines, $11.0 million in mortgage commitments, $5.1 million in commercial loan commitments, $21.9 million in unadvanced construction mortgage commitments, $4.9 million in letters of credit and $97,000 in overdraft line of credit availability. Certificates of deposit due within one year of June 30, 2006 totaled $99.6 million, or 38.0% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2007. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2006, the Company originated $33.8 million of loans, including renewals and refinances, and purchased $13.1 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $10.8 million and an increase of deposits of $21.2 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $21.2 million for the six months ended June 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of our deposits to be competitive

Back to Index

and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net decrease in Federal Home Loan Bank advances of $2.4 million for the six months ended June 30, 2006. The increases in deposit accounts primarily funded our investing and lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances and increases in fixed assets.

The Company is not subject to separate regulatory capital requirements. At June 30, 2006, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2006.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$38,307	10.43%

Total Risk-Based Capital (to Risk-Weighted Assets)	40,316	16.02%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	38,307	15.22%

Tangible Equity Capital (to Tangible Assets)	38,307	10.43%

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

For the six months ended June 30, 2006, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Back to Index

The Bank’s Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2006 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank expects that its net portfolio value at June 30, 2006 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	33,275	(18,969)	-36%	9.66%	-4.49%
200	39,498	(12,746)	-24%	11.21%	-2.94%
100	45,941	(6,303)	-12%	12.73%	-1.42%
0	52,244	-	-	14.15%	-
(100)	57,166	4,922	9%	15.20%	1.05%
(200)	57,999	5,755	11%	15.29%	1.14%

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Back to Index

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

Item 1A. - Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2006, the Company repurchased 55,000 shares of common stock for $635,450, at an average cost of $11.55 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April	-		-	380,218
May	15,000	$11.44	15,000	365,218
June	40,000	$11.60	55,000	325,218

Total	55,000	$11.55	55,000	325,218

On May 2, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 380,218 shares, or approximately 5%, of the outstanding shares held by persons other than Naugatuck Valley Mutual Holding Company. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. - Defaults Upon Senior Securities.  Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders of the Company was held on May 4, 2006. The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.    The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD

Richard M. Famiglietti	7,010,484	32,148
Ronald D. Lengyel	7,012,716	29,916

Back to Index

2.    The appointment of Whittlesey & Hadley, P.C. as independent auditors of the Company for the year ended December 31, 2006 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

6,980,154	40,585	21,893

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: August 9, 2006	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date: August 9, 2006	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)

Back to Index