Form 10-Q
period 2006-09-30
Naugatuck Valley Financial Corp
filed 2006-11-09
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

As of November 3, 2006, there were 7,474,025 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from depository institutions	$9,900	$8,922
Investment in federal funds	4,086	29
Investment securities	70,630	63,049
Loans receivable, net	293,799	259,427
Deferred income taxes	1,414	1,331
Other assets	25,215	22,588

Total assets	$405,044	$355,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$287,054	$240,846
Advances from Federal Home Loan Bank of Boston	63,746	57,059
Other liabilities	3,197	6,477

Total liabilities	353,997	304,382

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued and outstanding at December 31, 2005
and 7,499,025 outstanding at September 30, 2006	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,250	33,157
Retained earnings	23,416	22,588
Unearned ESOP shares	(2,733)	(2,733)
Unearned stock awards	(1,256)	(1,551)
Treasury stock, at cost (113,183 shares at September 30, 2006
and 9,333 shares at December 31, 2005)	(1,303)	(122)
Accumulated other comprehensive loss	(403)	(451)

Total stockholders' equity	51,047	50,964

Total liabilities and stockholders' equity	$405,044	$355,346

Consolidated Statements of Income
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)

Interest and dividend income
Interest on loans	$12,721	$9,782	$4,500	$3,520
Interest and dividends on investments and deposits	2,384	1,581	829	604
Total interest income	15,105	11,363	5,329	4,124

Interest expense
Interest on deposits	4,440	2,275	1,731	954
Interest on borrowed funds	2,061	997	759	413
Total interest expense	6,501	3,272	2,490	1,367

Net interest income	8,604	8,091	2,839	2,757

Provision for loan losses	130	32	-	-

Net interest income after provision for loan losses	8,474	8,059	2,839	2,757

Noninterest income
Fees for services	1,046	679	386	237
Income from bank owned life insurance	228	146	77	49
Income from investment advisory services, net	77	149	26	58
Gain on sale of investments	-	47	-	-
Other income	96	71	33	28
Total noninterest income	1,447	1,092	522	372

Noninterest expense
Compensation, taxes and benefits	5,117	4,364	1,795	1,546
Office occupancy	1,244	1,126	456	368
Advertising	513	425	213	119
Computer processing	448	473	154	170
Loss (gain) on foreclosed real estate, net	13	(34)	3	(2)
Other expenses	1,138	1,139	380	393
Total noninterest expense	8,473	7,493	3,001	2,594

Income before provision
for income taxes	1,448	1,658	360	535

Provision for income taxes	150	299	(54)	(2)

Net Income	$1,298	$1,359	$414	$537

Earnings per common share - Basic and Diluted	$0.18	$0.19	$0.06	$0.07

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities	(Unaudited)
Net income	$1,298	$1,359
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	130	32
Depreciation and amortization expense	463	516
Stock-based compensation	490	71
Provision for deferred taxes	(126)	(69)
Net gain on sale of real estate owned	(4)	(46)
Gain on sale of investments	-	(47)
Increase in accrued income receivable	(189)	(355)
Increase in deferred loan fees	17	25
Increase in bank owned life insurance asset	(228)	(146)
Decrease in other assets	294	122
Decrease in other liabilities	83	(334)
Net cash provided by operating activities	2,228	1,128
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	12,498	14,444
Proceeds from sale of available-for-sale securities	-	3,742
Proceeds from maturities of held-to-maturity securities	1,995	285
Purchase of available-for-sale securities	(21,978)	(40,842)
Purchase of held-to-maturity securities	-	(500)
Purchase of Federal Home Loan Bank stock	(739)	(404)
Loan originations net of principal payments	(34,519)	(34,562)
Additions to foreclosed real estate	-	(47)
Proceeds from the sale of foreclosed real estate	51	113
Proceeds from sale of property and equipment	2	-
Purchase of property and equipment	(2,406)	(1,746)
Net cash used by investing activities	(45,096)	(59,517)
Cash flows from financing activities
Net change in time deposits	33,945	31,766
Net change in other deposit accounts	12,264	6,790
Advances from Federal Home Loan Bank	41,650	62,968
Repayment of advances from Federal Home Loan Bank	(34,964)	(34,535)
Repayment of other short-term borrowings	(1,899)	-
Net change in mortgagors' escrow accounts	(1,425)	(1,482)
Stock repurchase for equity incentive plan	-	(1,720)
Treasury stock acquired	(1,201)	-
Dividends paid to stockholders	(467)	(375)
Net cash provided by financing activities	47,903	63,412
Increase in cash and cash equivalents	5,035	5,023
Cash and cash equivalents at beginning of period	8,951	7,575
Cash and cash equivalents at end of period	$13,986	$12,598
Cash paid during the period for:
Interest	$6,516	$3,277
Income taxes	265	588

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Stockholders. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had no anti-dilutive common shares outstanding for the three or nine months ended September 30, 2006 or September 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share data)

Net income	$414	$537	$1,298	$1,359

Weighted-average common shares outstanding:
Basic	7,331,084	7,311,195	7,331,084	7,311,195
Effect of dilutive stock options
and restrictive stock awards	1,904	22,827	635	7,609
Diluted	7,332,988	7,334,022	7,331,719	7,318,804

Net income per common share:
Basic	$0.06	$0.07	$0.18	$0.19
Diluted	$0.06	$0.07	$0.18	$0.19

NOTE 3 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to provide a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$1,298	$1,359	$414	$537

Net unrealized gain (loss) on
securities available for sale
during the period, net of tax	48	(141)	616	(104)

Total Comprehensive Income	$1,346	$1,218	$1,030	$433

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

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005. In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $108,815 and $327,670 for the three and nine months ended September 30, 2006, respectively, in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted and the assumptions used in the Black-Scholes option pricing method are shown in the following table.

	March 21,	July 26,
Grant date	2006	2005

Dividend yield	1.89%	1.44%
Expected volatility	11.20%	11.47%
Risk-free rate	4.61%	4.18%
Expected life in years	6.5	6.5

Weighted average fair value of options at grant date	$2.25	$2.47

NOTE 6 - DIVIDENDS

On July 18, 2006, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on September 1, 2006, to stockholders of record as of the close of business on August 4, 2006.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stock holder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which includes amendments to Statements 87, 106, and 132 (R). When adopted, the Statement will require the Bank to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its 2006 year-end balance sheet. This will result in the immediate recognition (on the balance sheet) of amounts that would have been recognized in subsequent years (off-balance sheet). Unrecognized prior service costs and credits, any unrecognized net actuarial gains or losses and transition obligations and assets will be recorded as components of other comprehensive income (“OCI”). In subsequent periods, these amounts will be reclassified from OCI and recognized in income as components of net periodic benefit cost pursuant to Statements 87, 88 and 106. Statement 158 will not change how these amounts are recognized in the income statement. Implementation of the new standard is required for public companies for the fiscal year ending after December 15, 2006. At this time, the Company is uncertain as to how the application of the new Standard will impact its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of SFAS. No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FASB Interpretation No. 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this Interpretation on results of operations and financial condition.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement 156, which is an amendment to SFAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased by $49.7 million, or 14.0%, to $405.0 million during the period from December 31, 2005 to September 30, 2006, primarily due to an increase of $34.4 million in loans and an increase in investments of $7.6 million. The balance of the increase was due to the expansion of the Bank’s branch network resulting in increases to fixed assets. The increase in loans primarily reflects an increase in our one-to-four family mortgages and commercial real estate loans and, to a lesser extent, home equity loans. These increases were primarily funded by increases in deposits and to a lesser degree, increases in Federal Home Loan Bank advances.

Total liabilities were $354.0 million at September 30, 2006 compared to $304.4 million at December 31, 2005. Deposits at September 30, 2006 increased $46.2 million, or 19.2%, over December 31, 2005 due to increased advertising, more aggressive pricing and the addition of three new branch offices during the third quarter of 2006. Advances from the Federal Home Loan Bank of Boston increased $6.7 million, from $57.0 million to $63.7 million. The increases in deposits and borrowings were used primarily to fund the growth in loans and investments and, to a lesser extent, fund increases in fixed assets and disbursements from mortgage tax escrow accounts.

Total stockholders’ equity increased $83,000, from $50.96 million at December 31, 2005 to $51.05 million at September 30, 2006. The increase in equity was due to net income of $1.3 million for the nine month period, a net decrease to the unrealized loss on available-for-sale securities of $48,000 and $403,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by stock repurchases of $1.2 million and dividends of $467,000 paid to stockholders.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2006 and 2005

General. For the three months ended September 30, 2006, the Company had net income of $414,000 compared to $537,000 for the three months ended September 30, 2005, a decrease of $123,000. Net income decreased $61,000 to $1.3 million for the nine months ended September 30, 2006 from $1.4 million for the nine months ended September 30, 2005. The decreases in both the three and nine month periods were primarily due to increases in noninterest expenses related to branch expansion and compensation.

Net Interest Income. Net interest income increased $82,000, or 3.0%, to $2.8 million for the three months ended September 30, 2006 and increased by $513,000, or 6.3%, to $8.6 million for the nine months ended September 30, 2006. The increase in net interest income in both periods was the result of an increase in the average balances of interest earning assets of 20.3% and 25.4% in the three and nine month periods, respectively, partially offset by tightening margins. The Company also experienced a 42 basis point increase in the average rate earned on these assets in the three month period and a 33 basis point increase in the nine month period over the 2005 rates. The increase in interest earning assets for the three and nine month periods is attributed primarily to an increase in the loan and investment portfolios. The average balance in the loan portfolio increased by 21.7% in the three month period and by 24.0% in the nine month period while the average balances in investments increased by 15.4% and 33.2% over the same periods. The increase in interest income was partially offset by an increase in interest expense. Interest expense increased by 82.2% in the three month period and by 98.7% in the nine month period due to the rising rate environment for deposits and borrowings, along with increases in the average balances of deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2006 and 2005.

	Three months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% change	2006	2005	% change
	(Dollars in thousands)
Interest income:
Loans	$4,500	$3,520	27.84%	$12,721	$9,782	30.04%
Fed Funds sold	21	15	40.00%	51	46	10.87%
Investment securities	758	562	34.88%	2,195	1,461	50.24%
Federal Home Loan Bank stock	50	27	85.19%	138	74	86.49%
Total interest income	5,329	4,124	29.22%	15,105	11,363	32.93%
Interest expense:
Certificate accounts	1,495	779	91.91%	3,821	1,814	110.64%
Regular savings accounts	107	107	0.00%	329	234	40.60%
Checking and NOW accounts	69	10	590.00%	145	32	353.13%
Money market savings accounts	60	58	3.45%	145	195	-25.64%
Total interest-bearing deposits	1,731	954	81.45%	4,440	2,275	95.16%
FHLB advances	756	412	83.50%	2,053	996	106.12%
Other borrowings	3	1	200.00%	8	1	700.00%
Total interest expense	2,490	1,367	82.15%	6,501	3,272	98.69%
Net interest income	$2,839	$2,757	2.97%	$8,604	$8,091	6.34%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$281,366	6.40%	$231,229	6.09%	$270,246	6.28%	$217,868	5.99%
Fed Funds sold	1,607	5.23%	2,157	2.78%	1,282	5.30%	2,081	2.95%
Investment securities	66,547	4.56%	57,685	3.90%	66,294	4.41%	49,783	3.91%
Federal Home Loan Bank stock	3,658	5.47%	2,530	4.27%	3,475	5.29%	2,368	4.17%

Total interest-earning assets	$353,178	6.04%	$293,601	5.62%	$341,297	5.90%	$272,100	5.57%

Interest-bearing liabilities
Certificate accounts	$145,876	4.10%	$105,907	2.94%	$136,607	3.73%	$93,002	2.60%
Regular savings accounts & escrow	52,563	0.81%	52,918	0.81%	53,543	0.82%	50,075	0.62%
Checking and NOW accounts	52,524	0.53%	41,191	0.10%	49,925	0.39%	38,433	0.11%
Money market savings accounts	17,463	1.37%	23,628	0.98%	17,909	1.08%	26,373	0.99%

Total interest-bearing deposits	268,426	2.58%	223,644	1.71%	257,985	2.29%	207,884	1.46%
FHLB advances	62,169	4.86%	41,561	3.97%	59,139	4.63%	34,890	3.81%
Other borrowings	199	5.66%	109	3.67%	202	5.29%	73	1.84%

Total interest-bearing liabilities	$330,794	3.01%	$265,314	2.06%	$317,325	2.73%	$242,847	1.80%

Interest and dividend income increased $1.2 million, or 29.2%, for the three months ended September 30, 2006 as a result of a 20.3% increase in the average balance of interest-earning assets to $353.2 million from $293.6 million along with an increase in the average yield on interest-earning assets from 5.62% to 6.04%. Interest and dividend income also increased for the nine month period by 32.9%, from $11.4 million to $15.1 million, again as a result of an increase in the average balance of interest-earning assets from $272.1 million to $341.3 million, along with an increase in the average yield to 5.90% from 5.57%.

Interest expense increased by $1.1 million for the three months ended September 30, 2006, due to an increase of $44.8 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 1.71% to 2.58%. The average balance of Federal Home Loan Bank advances also increased by $20.6 million with an 89 basis point increase in the average cost from 3.97% to 4.86%. Interest expense also increased in the nine month period ended September 30, 2006 by $3.2 million, or 98.7%, again as a result of an increase in the average balance of interest-bearing liabilities of $74.5 million, or 30.7%, in the nine month period. The average cost rose 93 basis points from 1.80% to 2.73% over this period.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Allowance at beginning of period	$2,009	$1,877	$1,878	$1,829
Provision for loan losses	-	-	130	32

Charge-offs	-	-	(1)	(3)
Recoveries	-	1	2	20
Net recoveries	-	1	1	17
Allowance at end of period	$2,009	$1,878	$2,009	$1,878

The Company did not record a provision for loan losses in the three month periods ended September 30, 2006 or 2005 while provisions of $130,000 and $32,000 were recorded for the nine month periods ended September 30, 2006 and 2005 respectively. The increased provision in the 2006 period is due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial real estate loans which are generally riskier than one-to-four family loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
	2006	2005	% change
	(Dollars in thousands)
Nonaccrual loans	$592	$294	101.36%
Real estate owned	-	47	-100.00%
Total nonperforming assets	$592	$341	73.61%

Total nonperforming loans to total loans	0.20%	0.11%	81.82%

Total nonperforming loans to total assets	0.15%	0.08%	87.50%

Total nonperforming assets to total assets	0.15%	0.10%	50.00%

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2006 and 2005.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Fees for services	$386	$237	62.87%	$1,046	$679	54.05%
Income from bank owned life insurance	77	49	57.14%	228	146	56.16%
Income from investment advisory services	26	58	-55.17%	77	149	-48.32%
Gain on sale of investments	-	-	0.00%	-	47	-100.00%
Other income	33	28	17.86%	96	71	35.21%
Total	$522	$372	40.32%	$1,447	$1,092	32.51%

The increases in both the three and nine month periods were caused by an increase in fees for services, primarily related to fees from checking accounts due to new product offerings. The Company also experienced an increase in income earned from investments in Bank Owned Life Insurance over the same periods due to the purchase of additional policies in the fourth quarter of 2005. These increases were partially offset by decreases in fees from investment advisory services. The decrease in this type of fee is attributed to greater rate competition on deposit products in the local market.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,795	$1,546	16.11%	$5,117	$4,364	17.25%
Office occupancy	456	368	23.91%	1,244	1,126	10.48%
Advertising	213	119	78.99%	513	425	20.71%
Computer processing	154	170	-9.41%	448	473	-5.29%
Loss (gain) on foreclosed real estate, net	3	(2)	-250.00%	13	(34)	-138.24%
Other expenses	380	393	-3.31%	1,138	1,139	-0.09%
Total	$3,001	$2,594	15.69%	$8,473	$7,493	13.08%

Noninterest expense increased in the three and nine months ended September 30, 2006 primarily as a result of an increase in compensation costs over the 2005 periods. Increases in compensation costs resulted primarily from increased expenses related to the awards made under the equity incentive plan previously approved by shareholders. Share-based compensation expenses of $109,000 and $328,000 were recorded for the three and nine months ended September 30, 2006, respectively, compared to $81,000 for both the three and nine month periods ended September 30, 2005. In addition, the 2006 periods reflect normal annual salary increases for existing staff, as well as higher staffing levels related to branch expansion. Increases in both the office occupancy expenses and advertising expenses were largely related to the three new branch offices opened in the third quarter of 2006. These increases were partially offset by small decreases in computer processing costs.

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

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days. The Company regularly adjusts its investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits, federal funds, short- and intermediate-term U.S. Government agency obligations and to a lesser extent, municipal securities and auction pass-through certificates.

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $14.0 million, including federal funds of $4.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $65.6 million at September 30, 2006. At September 30, 2006, the Company had the ability to borrow a total of $125.6 million from the Federal Home Loan Bank of Boston, of which $63.7 million in borrowings was outstanding. At September 30, 2006, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston. In addition, at September 30, 2006, the Company had the ability to borrow $2.5 million from a correspondent bank. The Company had no advances outstanding on this line at September 30, 2006.

At September 30, 2006, the Company had commitments of $23.9 million in unadvanced construction mortgages, $20.1 million in unused home equity lines of credit, $4.3 million in mortgage commitments, $5.6 million in letters of credit, $4.5 million in commercial loan commitments, $4.4 million in unadvanced commercial lines, and $91,000 in overdraft line of credit availability. Certificates of deposit due within one year of September 30, 2006 totaled $127.8 million, or 44.5% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2007. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the six months ended September 30, 2006, the Company originated $61.1 million of loans, including renewals and refinances, and purchased $22.0 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $14.5 million and an increase of deposits of $46.2 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $46.2 million for the nine months ended September 30,

2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net increase in Federal Home Loan Bank advances of $6.7 million for the nine months ended September 30, 2006. The increases in deposit accounts and Federal Home Loan Bank advances primarily funded our investing and lending activities and, to a lesser extent, funded increases in fixed assets and disbursements from mortgage tax escrow accounts.

The Company is not subject to separate regulatory capital requirements. At September 30, 2006, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at September 30, 2006.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$38,731	9.69%

Total Risk-Based Capital (to Risk-Weighted Assets)	40,740	14.73%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	38,731	14.01%

Tangible Equity Capital (to Tangible Assets)	38,731	9.69%

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

For the nine months ended September 30, 2006, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2006 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank expects that its net portfolio value at September 30, 2006 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	28,026	(20,797)	-43%	8.03%	-5.02%
200	34,750	(14,073)	-29%	9.73%	-3.32%
100	41,798	(7,025)	-14%	11.43%	-1.62%
0	48,823	-	-	13.05%	-
(100)	54,818	5,995	12%	14.35%	1.30%
(200)	57,151	8,328	17%	14.80%	1.75%

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2006, the Company repurchased 50,350 shares of common stock for $565,217, at an average cost of $11.23 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July	3,050	$11.00	58,050	322,168
August	35,300	$11.22	93,350	286,868
September	12,000	$11.31	105,350	274,868

Total	50,350	$11.23	105,350	274,868

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

Naugatuck Valley Financial Corporation

Date: November 9, 2006	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date: November 9, 2006	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)