Form 10-K
period 2006-12-31
Naugatuck Valley Financial Corp
filed 2007-03-28
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 0-50876

NAUGATUCK VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

United States	65-1233977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Church Street, Naugatuck, Connecticut	06770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 720-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, was $34,794,925.

The number of shares outstanding of the registrant’s common stock as of March 6, 2007 was 7,408,225.  Of such shares outstanding, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Stockholders and portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

INDEX

Part I

Index

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

General

Naugatuck Valley Financial Corporation was organized as a federal corporation at the direction of Naugatuck Valley Savings in connection with the mutual holding company reorganization of Naugatuck Valley Savings. The reorganization and initial public offering of Naugatuck Valley Financial was completed on September 30, 2004. In the offering, Naugatuck Valley Financial issued a majority of its outstanding shares of common stock to Naugatuck Valley Mutual Holding Company, the mutual holding company parent of Naugatuck Valley Savings. As long as Naugatuck Valley Mutual exists, it will own at least a majority of Naugatuck Valley Financial’s common stock.

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

Index

as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website shall not be considered a part of this Form 10-K.

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in south-western Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. In addition to our main office, we operate eight branch offices in the Greater Naugatuck Valley which we consider our market area. The Greater Naugatuck Valley encompasses the communities in the central and lower Naugatuck Valley regions in New Haven and Fairfield Counties. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. In addition, our loan portfolio includes multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. Substantially all of our loans are made to borrowers residing within Connecticut.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

Multi-Family and Commercial Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions, offices, retail and other income producing properties, as well as owner-occupied properties used for businesses. We intend to continue to grow this segment of our loan portfolio.

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years. Interest rates and payment on our adjustable rate loans generally are adjusted to a rate typically equal to 2.25% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value.

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

Index

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. The largest outstanding residential construction loan at December 31, 2006 was $1.0 million, $998,000 of which was outstanding. This loan was performing according to its terms at December 31, 2006. We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, single family subdivisions; as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. The largest outstanding commercial construction loan at December 31, 2006 was $3.7 million, of which $3.6 million was outstanding. This loan was performing according to its terms at December 31, 2006.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one- to seven-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are usually written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a 0.5% to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2006 were loans totaling $5.7 million, secured by a home mortgage loan, a home equity line of credit, two commercial mortgages and a commercial line of credit. These loans were performing according to their original terms at December 31, 2006.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Second mortgage loans have fixed rates of interest for terms of up to 20 years. These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years. These loans are originated with maximum loan-to-value ratios of 80% of the value of the appraised value of the property and we require that we have a second lien position on the property.

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

We consider loan sales as a part of our interest rate risk management efforts. We sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. We did not sell any loans in the years ended December 31, 2006 or 2005. We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the Board of Directors loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee. Loans of $50,000 or less which are unsecured can be approved by one member of the officers’ loan committee and

Index

later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.2 million and two members of the Board of Directors loan committee must approve loans over $500,000 and up to $1.2 million. Loans of $500,000 or less secured by real estate where the loan-to-value is 80% or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 80% loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. The Board of Directors must approve all consumer loans over $200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2006, our regulatory limit on loans to one borrower was $6.2 million. At that date, our largest lending relationship was $5.7 million and included a home mortgage loan, a home equity line of credit, two commercial mortgages and a commercial line of credit, all of which were performing according to the original repayment terms at December 31, 2006.

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

Management informs the Board of Directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

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

At December 31, 2006, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than three years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, municipal securities with maturities of 15 years or less, preferred money market securities with terms of primarily 91 days or less, and insured certificates of deposit at other financial institutions.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. During 2006 we enhanced overall portfolio yield by reducing our position in insured certificates of deposit and U.S. government and agency securities and increasing our position in mortgage-backed, municipal and preferred money market securities. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability Committee. The Asset/Liability Committee is responsible for approval of investment strategies and monitoring of

Index

investment performance. Our Executive Vice President and our Controller are co-designated investment portfolio managers who are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy. The Asset/Liability Committee meets regularly with the Controller, the Executive Vice President and President and Chief Executive Officer in order to determine and review investment strategies and transactions.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. The vast majority of our depositors are residents of the State of Connecticut. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, checking accounts, money market accounts, regular savings accounts, club savings accounts, certificate accounts, health savings accounts and various retirement accounts. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity.

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

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation. Naugatuck Valley Mortgage Servicing, established in 1999 under Connecticut law as a subsidiary of Naugatuck Valley Savings, is a passive investment corporation organized in order to take advantage of certain tax benefits. Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. At December 31, 2006, Naugatuck Valley Mortgage Servicing had $224.7 million in assets.

Personnel

At December 31, 2006, we had 111 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Index

Regulation and Supervision

General

Naugatuck Valley Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Naugatuck Valley Savings must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Naugatuck Valley Savings’ safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings and their operations. Naugatuck Valley Financial and Naugatuck Valley Mutual, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Naugatuck Valley Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Naugatuck Valley Savings, Naugatuck Valley Financial and Naugatuck Valley Mutual are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Naugatuck Valley Savings, Naugatuck Valley Financial and Naugatuck Valley Mutual and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities.  Federal law and regulations govern the activities of federal savings banks, such as Naugatuck Valley Savings. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained

Index

earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006 Naugatuck Valley Savings met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Naugatuck Valley Savings, it is a subsidiary of a holding company. If Naugatuck Valley Savings’ capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition,

Index

the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, Naugatuck Valley Savings maintained 94.65% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  Federal law permits Naugatuck Valley Savings to make loans to, and engage in certain other transactions (collectively, “covered transactions”), with “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Naugatuck Valley Financial and Naugatuck Valley Mutual and their non-savings institution subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Naugatuck Valley Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Naugatuck Valley Savings to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Naugatuck Valley Savings is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Naugatuck Valley Savings to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Naugatuck Valley Savings’ capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the

Index

Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Naugatuck Valley Savings for the year ended December 31, 2006 totaled $86,074.

Insurance of Deposit Accounts.  Deposits of Naugatuck Valley Savings are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Naugatuck Valley Savings will have credits that offset all of its premiums in 2007.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. During the year ended December 31, 2006, Financing Corporation payments for Naugatuck Valley Savings averaged 1.3 basis points of assessable deposits. At December 31, 2006, Naugatuck Valley Savings had paid all fees and assessments for deposit insurance.

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $3.9 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System.

The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Naugatuck Valley Savings complies with the foregoing requirements.

Index

Holding Company Regulation

General.  Naugatuck Valley Financial and Naugatuck Valley Mutual are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Naugatuck Valley Financial and Naugatuck Valley Mutual and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Naugatuck Valley Savings.

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Naugatuck Valley Mutual, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation.  The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Naugatuck Valley Financial is the stock holding company subsidiary of Naugatuck Valley Mutual. Naugatuck Valley Financial is permitted to engage in activities that are permitted for Naugatuck Valley Mutual subject to the same restrictions and conditions.

Waivers of Dividends by Naugatuck Valley Mutual.  Office of Thrift Supervision regulations require Naugatuck Valley Mutual to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Naugatuck Valley Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Index

Conversion of Naugatuck Valley Mutual to Stock Form.  Office of Thrift Supervision regulations permit Naugatuck Valley Mutual to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance of when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Naugatuck Valley Financial, Naugatuck Valley Mutual’s corporate existence would end, and certain depositors of Naugatuck Valley Savings would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Naugatuck Valley Mutual would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Naugatuck Valley Mutual own the same percentage of common stock in the new holding company as they owned in Naugatuck Valley Financial immediately before conversion. The total number of shares held by stockholders other than Naugatuck Valley Mutual after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are:

Name	Position
John C. Roman	President and Chief Executive Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings

Dominic J. Alegi, Jr.	Executive Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings

Jane H. Walsh	Senior Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings

William C. Nimons	Senior Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings

Mark S. Graveline	Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual, Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings

Lee R. Schlesinger	Vice President, Treasurer and Principal Financial Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings

Index

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2006.

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989. Mr. Alegi has served with Naugatuck Valley Savings since 1970. Age 60.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001. Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank. Age 60.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 50.

Lee R. Schlesinger has served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Vice President and Treasurer of Naugatuck Valley Savings since August 2004. Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003. Mr. Schlesinger has served with Naugatuck Valley Savings since 1983. Age 46.

ITEM 1A.	RISK FACTORS.

Rising interest rates may hurt our profits and asset value.

Interest rates have recently been at historically low levels. However, between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the affect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

If we do not achieve profitability on new branches, the new branches may negatively impact our earnings.

We opened a new branch office in Seymour, Connecticut in January 2005 and three new branch offices in Waterbury, Southbury and Cheshire in the third quarter of 2006.  We intend to continue to pursue opportunities to pursue expansion of our branch network, as well as to upgrade our current branch facilities. We cannot assure you that our branch expansion strategy and our branch upgrading will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. In addition to branch employees, we will hire lending and other employees to support our expanded infrastructure.

Our increased emphasis on commercial and construction lending and the unseasoned nature of these loans may expose us to increased lending risks and could impact the level of our allowance for loan losses.

Since December 31, 2001, our commercial real estate, commercial business and residential construction loan portfolio has increased $74.9 million, or 514.2%, and at December 31, 2006, $89.5 million, or 28.6%, of our

Index

loan portfolio consisted of these real estate, construction and commercial business loans. We intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers for commercial business loans and for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. These factors can be impacted by many variables including economic events beyond the borrowers’ control. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity for the year ended December 31, 2006 was 2.79%. Over time, we intend to use the net proceeds from our 2004 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

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

Naugatuck Valley Mutual’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may be in favor of or a second-step conversion by Naugatuck Valley Mutual.

Index

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2006	Square Footage	Owned/ Leased	Date of Lease Expiration
	(Dollars in thousands)

Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,754	23,000	Owned	—

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,291	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	199	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	185	1,950	Leased	2013 (1)

249 West Street (2) Seymour, CT 06483	2002	2,336	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	558	3,000	Leased	2020 (3)

1699 Highland Avenue, Cheshire, CT 06410	2006	123	3,000	Leased	2011 (4)

1570 Southford Road (5) Southbury, CT 06488	2006	1,816	3,383	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	26	1,239	Leased	2011 (6)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	31	1,725	Leased	2014 (7)

135 South Main Street (8) Beacon Falls, CT 06403	2003	159	N/A	Owned	—
_________________________
(1)	We have an option to renew this lease for three additional five-year periods.
(2)
This branch occupies 3,500 square feet of this building. The building also includes 5,698 square feet of rentable space of which 4,535 square feet is currently leased until 2013. The tenant has an option to renew this lease for three additional five year periods. 1,163 square feet remains available for lease.

(3)	We have the option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for three additional five-year periods.
(5)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of rental space, none of which was rented as of this date.
(6)	We have an option to renew this lease for four additional five-year periods.
(7)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2011.
(8)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

Index

ITEM 3.	LEGAL PROCEEDINGS.

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

The following table presents information regarding Naugatuck Valley Financial stock repurchases during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	25,000	$11.20	25,000	249,868
November	-	-	-	249,868
December	800	12.31	800	249,068
Total	25,800	11.23	25,800	249,068

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

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2006 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to Naugatuck Valley Financial’s 2006 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to Stockholders.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding financial statements is incorporated herein by reference to Naugatuck Valley Financial’s 2006 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to the directors and officers and committees of the board of directors of Naugatuck Valley Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information regarding executive compensation is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Index

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	353,730	$11.10	26,617

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	353,730	$11.10	26,617

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCENCE.

The information relating to certain relationships and related transactions, and director independence is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND EXPENSES.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The following are filed as a part of this report by means of incorporation to Naugatuck Valley Financial’s 2006 Annual Report to Stockholders:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

●	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Index

●	Consolidated Statements of Changes in Capital Accounts for the Years Ended December 31, 2006, 2005 and 2004

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

●	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Index

(3)	Exhibits

Exhibit No.	Description

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (1)
4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (2)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (1)*
10.2	Naugatuck Valley Savings Change in Control Agreement with Jane H. Walsh (1)*
10.3	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (4)*
10.4	Naugatuck Valley Savings Directors’ Retirement Plan (2)*
10.5	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (2)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (4)*
10.7	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (2)*
10.8	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (3)*
10.9	Naugatuck Valley Savings Change in Control Agreement with William C. Nimons (5)*
10.10	Naugatuck Valley Savings Change in Control Agreement with Lee R. Schlesinger*
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct (4)
21.0	List of Subsidiaries (4)
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*Management contract or compensation plan arrangement
(1)	Incorporated by reference to the Company’s Form 10-Q for the three months ended September 30, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(3)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 14, 2007	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 14, 2007
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Vice President and Treasurer	March 14, 2007
Lee R. Schlesinger	(principal accounting and
financial officer)

/s/ Ronald D. Lengyel	Director	March 14, 2007
Ronald D. Lengyel

/s/ Carlos S. Batista	Director	March 14, 2007
Carlos S. Batista

/s/ Richard M. Famiglietti	Director	March 14, 2007
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 14, 2007
James A. Mengacci

/s/ Michael S. Plude	Director	March 14, 2007
Michael S. Plude

/s/ Camilo P. Vieira	Director	March 14, 2007
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 14, 2007
Jane H. Walsh