Form 10-Q
period 2007-03-31
Naugatuck Valley Financial Corp
filed 2007-05-15
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes         ☐                           No        ☒

As of May 3, 2007, there were 7,406,111 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1.  Financial Statements.

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from depository institutions	$9,237	$7,911
Investment in federal funds	4,766	31
Investment securities	68,030	70,267
Loans receivable, net	315,115	308,376
Deferred income taxes	1,407	1,450
Other assets	25,550	25,820

Total assets	$424,105	$413,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$305,037	$289,198
Borrowed funds	65,140	68,488
Other liabilities	3,429	5,085

Total liabilities	373,606	362,771

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,408,111 shares outstanding at March
31, 2007 and 7,473,225 shares outstanding at December 31, 2006	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,340	33,302
Retained earnings	23,538	23,415
Unearned ESOP shares	(2,534)	(2,534)
Unearned stock awards	(1,278)	(1,256)
Treasury stock, at cost (202,097 shares at March 31, 2007
and 138,983 shares at December 31, 2006)	(2,399)	(1,593)
Accumulated other comprehensive loss	(244)	(326)

Total stockholders' equity	50,499	51,084

Total liabilities and stockholders' equity	$424,105	$413,855

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Interest and dividend income
Interest on loans	$5,123	$4,030
Interest and dividends on investments and deposits	861	757
Total interest income	5,984	4,787

Interest expense
Interest on deposits	2,254	1,273
Interest on borrowed funds	843	643
Total interest expense	3,097	1,916

Net interest income	2,887	2,871

Provision for loan losses	51	62

Net interest income after provision for loan losses	2,836	2,809

Noninterest income
Fees for services related to deposit accounts	209	208
Fees for other services	119	89
Income from bank owned life insurance	76	76
Income from investment advisory services, net	63	32
Gain on sale of investments	6	-
Other income	51	29
Total noninterest income	524	434

Noninterest expense
Compensation, taxes and benefits	1,741	1,533
Office occupancy	513	400
Computer processing	179	142
Directors compensation	170	99
Advertising	96	125
Gain on foreclosed real estate, net	-	(2)
Other expenses	365	342
Total noninterest expense	3,064	2,639

Income before provision
for income taxes	296	604

Provision for income taxes	22	134

Net Income	$274	$470

Earnings per common share - Basic and Diluted	$0.04	$0.06

Consolidated Statements of Cash Flows
(In thousands)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities	(Unaudited)
Net income	$274	$470
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	51	62
Depreciation and amortization expense	192	155
Stock-based compensation	179	162
Provision for deferred taxes	-	-
Net gain on sale of real estate owned	-	(4)
Gain on sale of investments	(6)	-
Decrease (increase) in accrued income receivable	91	(11)
Decrease in deferred loan fees	(2)	(12)
Increase in bank owned life insurance asset	(76)	(76)
Decrease in other assets	108	28
Decrease in other liabilities	(99)	(1,867)
Net cash provided by operating activities	712	(1,093)
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,037	4,861
Proceeds from sale of available-for-sale securities	979	-
Proceeds from maturities of held-to-maturity securities	95	285
Purchase of available-for-sale securities	(484)	(9,247)
Purchase of held-to-maturity securities	(250)	-
Purchase of Federal Home Loan Bank stock	(159)	(282)
Loan originations net of principal payments	(6,789)	(3,860)
Proceeds from the sale of foreclosed real estate	-	51
Proceeds from sale of property and equipment	-	2
Purchase of property and equipment	(52)	(467)
Net cash used by investing activities	(4,623)	(8,657)
Cash flows from financing activities
Net change in time deposits	9,076	9,804
Net change in other deposit accounts	6,764	4,504
Advances from Federal Home Loan Bank	1,000	18,650
Repayment of advances from Federal Home Loan Bank	(4,461)	(19,203)
Net change in Repurchase Agreements	112	-
Net change in mortgagors' escrow accounts	(1,536)	(1,414)
Treasury stock acquired	(832)	-
Dividends paid to stockholders	(151)	(157)
Net cash provided by financing activities	9,972	12,184
Increase in cash and cash equivalents	6,061	2,434
Cash and cash equivalents at beginning of period	7,942	8,951
Cash and cash equivalents at end of period	$14,003	$11,385
Cash paid during the period for:
Interest	$3,097	$1,923
Income taxes	-	-

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

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Stockholders.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  The Company had no anti-dilutive common shares outstanding for the three months ended March 31, 2007. For the three months ended March 31, 2006, anti-dilutive options excluded from the calculations totaled 358,380 options (with an exercise price of $11.10).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands,except share data)

Net income	$274	$470

Weighted-average common shares outstanding:
Basic	7,184,811	7,331,084
Effect of dilutive stock options
and restrictive stock awards	40,250	-
Diluted	7,225,061	7,331,084

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

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

	Three Months Ended
	March 31,
	2007	2006

Net income	$274	$470

Net unrealized gain (loss) on
securities available for sale
during the period, net of tax	82	(142)

Total Comprehensive Income	$356	$328

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

On July 26, 2005, the Company awarded 354,580 options to purchase the Company’s common stock and 139,712 shares of restricted stock.  Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($11.10 per share) with a maximum term of ten years.  On March 21, 2006, the Company awarded an additional 6,500 options to purchase the Company’s common stock and 1,500 additional shares of restricted stock.  These additional stock option awards were granted with an exercise price equal to those granted on July 26, 2005 ($11.10 which was higher than the market price of $10.56 on March 21, 2006) with a maximum term of ten years.  On March 20, 2007, the Company awarded an additional 7,500 options to purchase the Company’s common stock and 2,000 additional shares of restricted stock.  These additional stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant ($12.49 per share) with a maximum term of ten years.  Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005.  In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The Company recorded share-based compensation expense of $116,487 for the three months ended March 31, 2007, compared with $109,376 for the three months ended March 31, 2006, in connection with the stock option and restricted stock awards.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by the SEC Staff Accounting Bulletin 107, which was issued to provide guidance on the implementation of SFAS 123(R). Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	March 20,	March 21,	July 26,
Grant date	2007	2006	2005

Dividend yield	1.60%	1.89%	1.44%
Expected volatility	10.49%	11.20%	11.47%
Risk-free rate	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5

Weighted average fair value of options at grant date	$2.55	$2.25	$2.47

NOTE 6 - DIVIDENDS

On January 16, 2007, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on March 1, 2007, to stockholders of record as of the close of business on February 5, 2007.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” effective January 1, 2007. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, the Company must choose to report servicing assets and liabilities either at 1) fair value or 2) amortized cost (amortized cost is consistent with how the Company has historically recognized servicing rights). Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements of the Company. At March 31, 2007, the Company had no servicing assets recorded in the Consolidated Financial Statements.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not anticipate any changes in its current accounting policies associated with the adoption of FIN 48. The adoption of FIN 48 did not have a material financial impact on the consolidated financial statements of the Company.

The Company adopted EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” effective January 1, 2007. EITF Issue No. 06-5 includes various considerations regarding what should be included in the determination of the amount that could be realized under the insurance contracts. The adoption of EITF 06-5 did not have a material impact on the financial statements of the Company.

In July of 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. The Company has purchased bank-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated statements of financial condition in other assets, and the present value of the projected liability is included in other liabilities. Some of these life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for certain officers of the Company and its subsidiaries. The Company is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and does not expect the effect the implementation of EITF Issue No. 06-4 to have a material effect on its consolidated financial statements.

In September of 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to apply SFAS No. 157 beginning January 1, 2008, and is currently evaluating the effect the implementation of SFAS No. 157 will have on its consolidated financial statements.

In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. The Company is required to apply SFAS No. 159 beginning January 1, 2008, and is currently evaluating the effect the implementation of SFAS No. 159 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s 2006 Annual Report to Stockholders.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s 2006 Annual Report on Form 10-K under “Item 1A - Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased by $10.3 million, or 2.5%, to $424.1 million during the period from December 31, 2006 to March 31, 2007, primarily due to an increase of $6.7 million in loans and an increase in the investment in federal funds of $4.7 million, partially offset by a decrease in investments of $2.2 million.  The increase in loans primarily reflects an increase in our commercial construction and commercial permanent mortgages, partially offset by a decrease in home equity loans.  These increases were primarily funded by increases in deposits.

Total liabilities were $373.6 million at March 31, 2007 compared to $362.8 million at December 31, 2006.  Deposits at March 31, 2007 increased $15.8 million, or 5.5%, over December 31, 2006 due to increased advertising and more aggressive pricing.  Borrowed funds decreased $3.4 million, from $68.5 million to $65.1 million.  The increases in deposits were used primarily to fund loans and, to a lesser extent, repay advances and fund disbursements from mortgage tax escrow accounts.

Total stockholders’ equity decreased  from $51.1 million at December 31, 2006 to $50.5 million at March 31, 2007.  The decrease in equity was due to net income of $274,000 for the three month period, a net decrease to the unrealized loss on available-for-sale securities of $82,000 and $41,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, offset by stock repurchases of $832,000 and dividends of $151,000 paid to stockholders.

Comparison of Operating Results For the Three Months Ended March 31, 2007

General.     For the three months ended March 31, 2007, the Company had net income of $274,000 compared to $470,000 for the three months ended March 30, 2006, a decrease of $196,000.  The decrease was primarily due to tightening margins and increases in noninterest expenses, partially offset by an increase in noninterest income.

Net Interest Income. Net interest income increased $16,000, or 0.6%, to $2.9 million for the three months ended March 31, 2007.  Although net interest income was relatively flat, the Company experienced an increase in the average balances of interest earning assets of 17.4%, combined with a 37 basis point increase in the average rate earned on these assets in the three month period ended March 31, 2007 over the rates for the comparative period in 2006.  The increase in interest earning assets is attributed primarily to an increase in the loan portfolio.  The average balance of loan portfolio increased by 20.1% in the three month period, primarily in the commercial real estate portfolio.  The increase in interest income was partially offset by an increase in interest expense.  Interest expense increased by 61.6% over this period due to rising rates on deposits and borrowings, along with increases in the average balances of deposits and borrowings. The average balances of deposits increased by 20.7% and the average balance of advances from the Federal Home Loan Bank increased by 17.6% for the three month period.  The largest increases in deposits were primarily in certificates of deposit and checking accounts.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2007 and 2006.

	Three months
	Ended March 31,
	2007	2006	% change
	(Dollars in thousands)
Interest income:
Loans	$5,123	$4,030	27.12%
Fed Funds sold	36	10	260.00%
Investment securities	759	704	7.81%
Federal Home Loan Bank stock	66	43	53.49%
Total interest income	5,984	4,787	25.01%
Interest expense:
Certificate accounts	1,887	1,075	75.53%
Regular savings accounts	73	116	-37.07%
Checking and NOW accounts	189	41	360.98%
Money market savings accounts	105	41	156.10%
Total interest-bearing deposits	2,254	1,273	77.06%
FHLB advances	841	641	31.20%
Other borrowings	2	2	0.00%
Total interest expense	3,097	1,916	61.64%
Net interest income	$2,887	$2,871	0.56%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007		2006
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$313,742	6.53%	$261,258	6.17%
Fed Funds sold	2,500	5.76%	804	4.98%
Investment securities	69,019	4.40%	66,139	4.26%
Federal Home Loan Bank stock	4,006	6.59%	3,320	5.18%

Total interest-earning assets	$389,267	6.15%	$331,521	5.78%

Interest-bearing liabilities
Certificate accounts	$167,935	4.49%	$127,469	3.37%
Regular savings accounts & escrow	47,325	0.62%	53,856	0.86%
Checking and NOW accounts	61,659	1.23%	47,061	0.35%
Money market savings accounts	21,316	1.97%	18,752	0.87%

Total interest-bearing deposits	298,235	3.02%	247,138	2.06%
FHLB advances	69,468	4.84%	59,067	4.34%
Other borrowings	174	4.60%	187	4.28%

Total interest-bearing liabilities	$367,877	3.37%	$306,392	2.50%

Interest and dividend income increased $1.2 million, or 25.0%, for the three months ended March 31, 2007 as a result of a 17.4% increase in the average balance of interest-earning assets to $389.3 million from $331.5 million along with an increase in the average yield on interest-earning assets from 5.78% to 6.15%.

Interest expense increased by $1.2 million for the three months ended March 31, 2007, due to an increase of $51.1 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 2.06% to 3.02%.  The average balance of Federal Home Loan Bank advances also increased by $10.4 million with a 50 basis point increase in the average cost from 4.34% to 4.84%.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Allowance at beginning of period	$2,071	$1,878
Provision for loan losses	51	62

Charge-offs	(51)	-
Recoveries	1	-
Net charge-offs	(50)	-
Allowance at end of period	$2,072	$1,940

The Company recorded a provision for loan losses of $51,000 for the three month period ended March 31, 2007, compared to a provision of $62,000 for the three month period ended March 31, 2006.  The provision in the 2007 period was less than the 2006 period due to management’s analysis of the allowance based on loss experience.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any troubled debt restructurings, real estate owned or any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2007	2006	% change
	(Dollars in thousands)
Nonaccrual loans	$977	$2,010	-51.39%
Total nonperforming assets	$977	$2,010	-51.39%

Total nonperforming loans to total loans	0.31%	0.65%	-52.31%

Total nonperforming loans to total assets	0.23%	0.49%	-53.06%

Total nonperforming assets to total assets	0.23%	0.49%	-53.06%

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$209	$208	0.48%
Fees for other services	119	89	33.71%
Income from bank owned life insurance	76	76	0.00%
Income from investment advisory services, net	63	32	96.88%
Gain on sale of investments	6	-	0.00%
Other income	51	29	75.86%
Total	$524	$434	20.74%

Noninterest income increased $90,000 or 20.7% during the three months ended March 31, 2007 as a result of a $31,000, or 96.9% increase in income from investment advisory services due to a higher level of referrals from bank employees and general economic conditions, and a $30,000, or 33.7% increase in fees for services, largely related to the origination of reverse mortgages.  The Company also experienced an increase in other income due to 80% of the rentable space in a branch office being rented beginning January 1, 2007.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,741	$1,533	13.57%
Office occupancy	513	400	28.25%
Computer processing	179	142	26.06%
Directors compensation	170	99	71.72%
Advertising	96	125	-23.20%
Gain on foreclosed real estate, net	-	(2)	-100.00%
Other expenses	365	342	6.73%
Total	$3,064	$2,639	16.10%

Noninterest expense increased in the three months ended March 31, 2007 primarily as a result of an increase of $208,000 in compensation costs and an increase of $113,000 in office occupancy expenses over the 2006 period.  Both of these increases are largely related to the opening of three new branch offices in the third quarter of 2006.  The Company also experienced a $71,000 increase in Director’s compensation during this period, primarily associated with payments made under the new Directors Deferred Compensation Plan.   These increases were partially offset by a small decrease in advertising expenditures due to timing differences in billings.

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2007, cash and cash equivalents totaled $14.0 million, including federal funds of $4.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $64.8 million at March 31, 2007.  At March 31, 2007, the Company had the ability to borrow a total of $130.4 million from the Federal Home Loan Bank of Boston, of which $65.0 million in borrowings was outstanding.  At March 31, 2007, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston at March 31, 2007.  In addition, at March 31, 2007, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at March 31, 2007.

At March 31, 2007, the Company had commitments of $21.0 million in unused home equity lines of credit, $6.1 million in unadvanced commercial lines, $5.0 million in mortgage commitments, $5.8 million in commercial loan commitments, $21.1 million in unadvanced construction mortgage commitments, $906,000 in unadvanced commitments on other loans, $6.5 million in letters of credit and $92,000 in overdraft line of credit availability.  Certificates of deposit due within one year of March 31, 2007 totaled $158.4 million, or 51.9% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2008.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company has remained highly liquid.  The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.  The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows.  In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston.  The Company expects that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2007, the Company originated $15.6 million of loans, including renewals and refinances, and purchased $734,000 of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $3.1 million and an increase of deposits of $15.8 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $15.8 million for the three months ended March 31, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  The Company generally manages the pricing of our deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances of $3.7 million for the three months ended March 31, 2007.  The increases in deposit accounts primarily funded our investing and lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

At March 31, 2007, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2007, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  The Company is not subject to separate regulatory capital requirements.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at March 31, 2007.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$39,224	9.37%

Total Risk-Based Capital (to Risk-Weighted Assets)	41,296	14.11%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	39,224	13.40%

Tangible Equity Capital (to Tangible Assets)	39,224	9.37%

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

For the three months ended March 31, 2007, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2006 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change. The Bank believes that its net portfolio value at March 31, 2007 is not materially different from the analysis set forth in the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	29,864	(21,889)	-42%	7.61%	-4.72%
200	37,503	(14,250)	-28%	9.34%	-2.99%
100	45,004	(6,749)	-13%	10.95%	-1.38%
0	51,753	-	-	12.33%	-
(100)	56,260	4,507	9%	13.20%	0.87%
(200)	57,498	5,745	11%	13.38%	1.05%

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.– Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2007, the Company repurchased 65,114 shares of common stock for $832,274, at an average cost of $12.78 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January	15,000	$12.69	15,000	234,068
February	45,000	$12.82	45,000	189,068
March	5,114	$12.74	5,114	183,954

Total	65,114	$12.78	65,114	183,954

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits–

3.1	Charter of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation (1)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (2)

10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors*

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.
____________________
*Management contract or compensation plan arrangement.
(1)  Incorporated by reference to the Company’s Form 10-Q for the period ended September 30, 2004.

(2)  Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: May 14, 2007	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date: May 14, 2007	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)