Form 10-Q
period 2007-06-30
Naugatuck Valley Financial Corp
filed 2007-08-08
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐                           No ☒

As of August 6, 2007, there were 7,368,734 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1.  Financial Statements.

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from depository institutions	$8,958	$7,911
Investment in federal funds	2,626	31
Investment securities	63,781	70,267
Loans receivable, net	326,625	308,376
Deferred income taxes	1,636	1,450
Other assets	25,670	25,820

Total assets	$429,296	$413,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$307,757	$292,693
Borrowed funds	69,742	68,488
Other liabilities	1,743	1,590

Total liabilities	379,242	362,771

Commitments and contingencies

Stockholders' Equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,391,351 shares outstanding at June
30, 2007 and 7,473,225 shares outstanding at December 31, 2006	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,378	33,302
Retained earnings	23,702	23,415
Unearned ESOP shares	(2,534)	(2,534)
Unearned stock awards	(1,278)	(1,256)
Treasury stock, at cost (218,857 shares at June 30, 2007
and 138,983 shares at December 31, 2006)	(2,602)	(1,593)
Accumulated other comprehensive loss	(688)	(326)

Total stockholders' equity	50,054	51,084

Total liabilities and stockholders' equity	$429,296	$413,855

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)

Interest income
Interest on loans	$5,200	$4,191	$10,322	$8,221
Interest and dividends on investments and deposits	830	799	1,691	1,556
Total interest income	6,030	4,990	12,013	9,777

Interest expense
Interest on deposits	2,399	1,437	4,653	2,710
Interest on borrowed funds	790	660	1,632	1,302
Total interest expense	3,189	2,097	6,285	4,012

Net interest income	2,841	2,893	5,728	5,765

Provision for loan losses	-	68	51	130

Net interest income after provision for loan losses	2,841	2,825	5,677	5,635

Noninterest income
Fees for services related to deposit accounts	232	207	441	415
Fees for other services	139	135	258	225
Income from investment advisory services, net	85	19	148	51
Income from bank owned life insurance	77	76	154	152
Gain on sale of investments	21	-	27	-
Other income	52	33	102	62
Total noninterest income	606	470	1,130	905

Noninterest expense
Compensation, taxes and benefits	1,743	1,590	3,484	3,124
Office occupancy	473	388	986	787
Computer processing	180	152	359	294
Advertising	159	174	255	300
Directors compensation	115	99	284	198
(Gain) loss on foreclosed real estate, net	(1)	12	(1)	9
Other expenses	427	397	792	740
Total noninterest expense	3,096	2,812	6,159	5,452

Income before provision
for income taxes	351	483	648	1,088

Provision for income taxes	39	70	61	204

Net Income	$312	$413	$587	$884

Earnings per common share - Basic and Diluted	$0.04	$0.06	$0.08	$0.12

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities	(Unaudited)
Net income	$587	$884
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	51	130
Depreciation and amortization expense	388	292
Stock-based compensation	356	326
Provision for deferred taxes	-	-
Net gain on sale of real estate owned	-	(4)
Gain on sale of investments	(27)	-
Increase in accrued income receivable	(34)	(110)
Increase in deferred loan fees	24	6
Increase in bank owned life insurance asset	(153)	(152)
Decrease in other assets	210	38
Decrease in other liabilities	(125)	(1,744)
Net cash provided (used) by operating activities	1,277	(334)
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	3,898	8,757
Proceeds from sale of available-for-sale securities	4,113	-
Proceeds from maturities of held-to-maturity securities	1,010	1,995
Purchase of available-for-sale securities	(2,792)	(13,078)
Purchase of held-to-maturity securities	(250)	-
Purchase of Federal Home Loan Bank stock	(159)	(282)
Loan originations net of principal payments	(18,324)	(14,083)
Proceeds from the sale of foreclosed real estate	-	51
Proceeds from sale of property and equipment	-	2
Purchase of property and equipment	(115)	(1,236)
Net cash used by investing activities	(12,619)	(17,874)
Cash flows from financing activities
Net change in time deposits	14,099	15,752
Net change in other deposit accounts	677	5,452
Net change in mortgagors' escrow deposits	288	258
Advances from Federal Home Loan Bank	8,998	26,250
Repayment of advances from Federal Home Loan Bank	(7,858)	(28,657)
Net change in Repurchase Agreements	114	-
Treasury stock acquired	(1,038)	(635)
Dividends paid to stockholders	(299)	(314)
Options exercised	3	-
Net cash provided by financing activities	14,984	18,106
Increase (decrease) in cash and cash equivalents	3,642	(102)
Cash and cash equivalents at beginning of period	7,942	8,951
Cash and cash equivalents at end of period	$11,584	$8,849
Cash paid during the period for:
Interest	$6,281	$4,022
Income taxes	146	145

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Stockholders.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and six months ended June 30, 2007, anti-dilutive options excluded from the calculations totaled 7,500 options (with an exercise price of $12.49).  For the three and six months ended June 30, 2006, anti-dilutive options excluded from the calculations totaled 354,880 options (with an exercise price of $11.10).   Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands,except share data)

Net income	$312	$413	$587	$884

Weighted-average common shares outstanding:
Basic	7,146,802	7,314,985	7,165,702	7,322,990
Effect of dilutive stock options
and restrictive stock awards	26,875	-	22,563	-
Diluted	7,173,677	7,314,985	7,188,265	7,322,990

Net income per common share:
Basic	$0.04	$0.06	$0.08	$0.12
Diluted	$0.04	$0.06	$0.08	$0.12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$312	$413	$587	$884

Net unrealized loss on
securities available for sale
during the period, net of tax	(444)	(425)	(362)	(567)

Total Comprehensive Income (Loss)	$(132)	$(12)	$225	$317

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	March 20,	March 21,	July 26,
	2007	2006	2005

Option awards
Awarded	7,500	6,500	354,580
Exercise price *	$12.49	$11.10	$11.10
Maximum term	10	10	10
Restricted stock awards
Awarded	2,000	1,500	139,712

* Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant with the exception of those granted on March 21, 2006, which have an exercise price equal to those granted on July 26, 2005 ($11.10 which was higher than the market price of $10.56 on March 21, 2006).  Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005.  In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $117,750 and $234,238 for the three and six months ended June 30, 2007, respectively, compared to $109,479 and $218,855 for the three and six months ended June 30, 2006, in connection with the stock option and restricted stock awards.

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

NOTE 6 - DIVIDENDS

On April 17, 2007, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on June 1, 2007, to stockholders of record as of the close of business on May 7, 2007.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stock holder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” effective January 1, 2007. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, the Company must choose to report servicing assets and liabilities either at 1) fair value or 2) amortized cost (amortized cost is consistent with how the Company has historically recognized servicing rights). Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements of the Company. At June 30, 2007, the Company had no servicing assets recorded in the Consolidated Financial Statements.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased by $15.4 million, or 3.7%, to $429.3 million during the period from December 31, 2006 to June 30, 2007, primarily due to an increase of $18.2 million in loans and an increase in investment in federal funds of $2.6 million, partially offset by a decrease in investment securities of $6.5.  The increase in loans primarily reflects an increase in our commercial real estate loans and one-to-four family mortgages, partially offset by a decrease in home equity loans.  These increases were primarily funded by increases in deposits and to a lesser degree, increases in Federal Home Loan Bank advances.

Total liabilities were $379.2 million at June 30, 2007 compared to $362.8 million at December 31, 2006.  Deposits at June 30, 2007 increased $15.1 million, or 5.2%, over December 31, 2006 due to more aggressive pricing and the addition of three new branch offices during the third quarter of 2006.  Advances from the Federal Home Loan Bank of Boston increased $1.2 million, from $68.5 million to $69.7 million.  The increases in deposits and borrowings were used primarily to fund the growth in loans.

Total stockholders’ equity decreased $1.0 million, from $51.1 million at December 31, 2006 to $50.1 million at June 30, 2007.  The decrease in equity was due to stock repurchases of $1.0 million, a net increase to the unrealized loss on available-for-sale securities of $362,000 and dividends of $299,000 paid to stockholders, partially offset by net income of $587,000 for the six month period and $82,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2007 and 2006

General.     For the three months ended June 30, 2007, the Company had net income of $312,000 compared to $413,000 for the three months ended June 30, 2006, a decrease of $101,000.  Net income decreased $297,000 to $587,000 for the six months ended June 30, 2007 from $884,000 for the six months ended June 30, 2006.  The decreases in both the three and six month periods were primarily due to increases in noninterest expenses related to branch expansion and compensation, along with small decreases in net interest income, partially offset by small increases in noninterest income in both periods.

Net Interest Income. Net interest income decreased $52,000, or 1.8%, to $2.84 million for the three months ended June 30, 2007 and decreased by $37,000, or 0.6%, to $5.7 million for the six months ended June 30, 2007.  Net interest income was relatively flat in both the three and six month periods ended June 30, 2007, however the Company experienced an increase in the average balances of interest earning assets of 16.1% in the three month period and an increase of 16.8% in the six month period, combined with an increase in the average rate earned on these assets of 24 basis points in the three month period and 31 basis points in the six month period, over the rates for the comparative periods in 2006.  The increase in interest earning assets for the three and six month periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 19.6% in the three month period and by 19.9% in the six month period, primarily in the commercial and residential mortgage portfolios.  The increase in interest income was offset by an increase in interest expense.  Interest expense increased by $1.1 million, or 52.1% in the three month period and increased by $2.3 million, or 56.7% in the six month period due to rising rates on deposits and borrowings along with increases in the average balances of deposits and borrowings.  The average balances of deposits increased by 18.8% and 19.7% in the three and six month periods respectively.  The largest increases in deposits were in certificates of deposit, checking accounts and money market accounts, partially offset by a decrease in savings accounts.  The average balance of borrowings increased by 15.1% and 16.3% over the same periods.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2007 and 2006.

	Three months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% change	2007	2006	% change
	(Dollars in thousands)
Interest income:
Loans	$5,200	$4,191	24.08%	$10,322	$8,221	25.56%
Fed Funds sold	35	20	75.00%	71	30	136.67%
Investment securities	728	734	-0.82%	1,487	1,438	3.41%
Federal Home Loan Bank stock	67	45	48.89%	133	88	51.14%
Total interest income	6,030	4,990	20.84%	12,013	9,777	22.87%
Interest expense:
Certificate accounts	2,048	1,251	63.71%	3,935	2,326	69.17%
Regular savings accounts	67	107	-37.38%	140	222	-36.94%
Checking and NOW accounts	153	35	337.14%	342	77	344.16%
Money market savings accounts	131	44	197.73%	236	85	177.65%
Total interest-bearing deposits	2,399	1,437	66.95%	4,653	2,710	71.70%
FHLB advances	787	657	19.79%	1,627	1,297	25.44%
Other borrowings	3	3	0.00%	5	5	0.00%
Total interest expense	3,189	2,097	52.07%	6,285	4,012	56.66%
Net interest income	$2,841	$2,893	-1.80%	$5,728	$5,765	-0.64%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)

Interest-earning assets
Loans	$320,470	6.49%	$267,893	6.26%	$317,124	6.51%	$264,594	6.21%
Fed Funds sold	2,461	5.69%	1,425	5.61%	2,481	5.72%	1,117	5.37%
Investment securities	66,557	4.38%	66,191	4.44%	67,781	4.39%	66,165	4.35%
Federal Home Loan Bank stock	4,057	6.61%	3,441	5.23%	4,032	6.60%	3,381	5.21%

Total interest-earning assets	$393,545	6.13%	$338,950	5.89%	$391,418	6.14%	$335,257	5.83%

Interest-bearing liabilities
Certificate accounts	$176,299	4.65%	$136,274	3.67%	$172,140	4.57%	$131,896	3.53%
Regular savings accounts & escrow	47,675	0.56%	54,226	0.79%	47,501	0.59%	54,042	0.82%
Checking and NOW accounts	59,268	1.03%	50,130	0.28%	60,457	1.13%	48,604	0.32%
Money market savings accounts	23,375	2.24%	17,527	1.00%	22,351	2.11%	18,136	0.94%

Total interest-bearing deposits	306,617	3.13%	258,157	2.23%	302,449	3.08%	252,678	2.15%
FHLB advances	64,552	4.88%	56,146	4.68%	66,996	4.86%	57,598	4.50%
Other borrowings	339	3.54%	226	5.31%	257	3.89%	207	4.83%

Total interest-bearing liabilities	$371,508	3.43%	$314,529	2.67%	$369,702	3.40%	$310,483	2.58%

Interest income increased $1.0 million, or 20.8%, for the three months ended June 30, 2007 as a result of a 16.1% increase in the average balance of interest-earning assets to $393.5 million from $339.0 million along with an increase in the average yield on interest-earning assets from 5.89% to 6.13%.  Interest income also increased for the six month period by 22.9%, from $9.8 million to $12.0 million, again as a result of an increase in the average balance of interest-earning assets from $335.3 million to $391.4 million, along with an increase in the average yield to 6.14% from 5.83%.

Interest expense increased by $1.1 million for the three months ended June 30, 2007, due to an increase of $48.5 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 2.23% to 3.13%.  The average balance of Federal Home Loan Bank advances also increased by $8.4 million with a 20 basis point increase in the average cost from 4.68% to 4.88%.  Interest expense also increased in the six month period ended June 30, 2007 by $2.3 million, or 56.7%, again as a result of an increase in the average balance of interest-bearing liabilities of $59.2 million, or 19.1%, in the six month period.  The average cost rose 82 basis points from 2.58% to 3.40% over this period.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Allowance at beginning of period	$2,072	$1,940	$2,071	$1,878
Provision for loan losses	-	68	51	130

Charge-offs	-	(1)	(51)	(1)
Recoveries	1	2	2	2
Net recoveries (charge-offs)	1	1	(49)	1
Allowance at end of period	$2,073	$2,009	$2,073	$2,009

The Company did not record a provision for loan losses in the three month period ended June 30, 2007, compared to a provision of $68,000 for the three month period ended June 30, 2006.  Provisions of $51,000 and $130,000 were recorded for the six months ended June 30, 2007 and 2006, respectively.  The provisions in the 2007 periods were less than the 2006 periods due to management’s analysis of the allowance based on loss experience.  The charge-off in the six month period ended June 30, 2007 was due to one home equity loan and two personal loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2007	2006	% change
	(Dollars in thousands)
Nonaccrual loans	$889	$2,010	-55.77%
Total nonperforming assets	$889	$2,010	-55.77%

Total nonperforming loans to total loans	0.27%	0.65%	-58.46%

Total nonperforming loans to total assets	0.21%	0.49%	-57.14%

Total nonperforming assets to total assets	0.21%	0.49%	-57.14%

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2007 and 2006.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$232	$207	12.08%	$441	$415	6.27%
Fees for other services	139	135	2.96%	258	225	14.67%
Income from investment advisory services, net	85	19	347.37%	148	51	190.20%
Income from bank owned life insurance	77	76	1.32%	154	152	1.32%
Gain on sale of investments	21	-	0.00%	27	-	0.00%
Other income	52	33	57.58%	102	62	64.52%
Total	$606	$470		$1,130	$905	24.86%

The increases in both the three and six month periods were primarily caused by an increase in income earned from investment advisory services due to a higher level of referrals from bank employees and general economic conditions.  The Company also experienced an increase in fees for services over the same periods, primarily related to fees from checking accounts due to new product offerings.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2007 and 2006.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,743	$1,590	9.62%	$3,484	$3,124	11.52%
Office occupancy	473	388	21.91%	986	787	25.29%
Computer processing	180	152	18.42%	359	294	22.11%
Advertising	159	174	-8.62%	255	300	-15.00%
Directors compensation	115	99	16.16%	284	198	43.43%
(Gain) loss on foreclosed real estate, net	(1)	12	-108.33%	(1)	9	-111.11%
Other expenses	427	397	7.56%	792	740	7.03%
Total	$3,096	$2,812	10.10%	$6,159	$5,452	12.97%

Noninterest expense increased in the three and six months ended June 30, 2007 primarily as a result of an increase in compensation costs, office occupancy costs and computer processing costs over the 2006 periods.  These increases were largely related to the three new branch offices opened in the third quarter of 2006.  The increases were partially offset by small decreases in advertising expenses.

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2007, cash and cash equivalents totaled $11.6 million, including federal funds of $2.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $61.2 million at June 30, 2007.  At June 30, 2007, the Company had the ability to borrow a total of $132.7 million from the Federal Home Loan Bank of Boston, of which $69.7 million in borrowings was outstanding.  At June 30, 2007, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston.  In addition, at June 30, 2007, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at June 30, 2007.

At June 30, 2007, the Company had commitments of $22.2 million in unadvanced construction mortgages, $21.3 million in unused home equity lines of credit, $16.0 million in mortgage commitments, $6.3 million in commercial loan commitments, $5.9 million in unadvanced commercial lines, $4.9 million in letters of credit, $3.8 million in commitments to purchase a participation interest in loans, $1.3 million in unadvanced commitments on other loans, and $88,000 in overdraft line of credit availability.  Certificates of deposit due within one year of June 30, 2007 totaled $162.6 million, or 52.8% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2008.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2007, the Company originated $34.5 million of loans, including renewals and refinances, and purchased $3.0 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $9.0 million and an increase of deposits of $15.1 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $15.1 million for the six months ended June 30, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net increase in Federal Home Loan Bank advances of $1.1 million for the six months ended June 30, 2007.  The increases in deposit accounts and Federal Home Loan Bank advances primarily funded our lending activities.

The Company is not subject to separate regulatory capital requirements.  At June 30, 2007, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2007, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2007.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$39,588	9.35%

Total Risk-Based Capital (to Risk-Weighted Assets)	41,661	13.87%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	39,588	13.18%

Tangible Equity Capital (to Tangible Assets)	39,588	9.35%

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

For the six months ended June 30, 2007, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The

Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2007 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change.  The Bank expects that its net portfolio value at June 30, 2007 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	29,160	(23,360)	-44%	7.24%	-4.95%
200	37,282	(15,238)	-29%	9.04%	-3.15%
100	45,189	(7,331)	-14%	10.72%	-1.47%
0	52,520	-	-	12.19%	-
(100)	57,251	4,731	9%	13.09%	0.90%
(200)	58,775	6,255	12%	13.34%	1.15%

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2007, the Company repurchased 17,000 shares of common stock for $205,310, at an average cost of $12.08 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April	-	$-	-	183,954
May	17,000	$12.08	17,000	166,954
June	-	$-	-	166,954

Total	17,000	$12.08	17,000	166,954

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

Item 3. – DefaultsUpon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders of the Company was held on May 3, 2007.  The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.	The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD

James A. Mengacci	6,965,698	43,516
Michael S. Plude	6,982,537	26,677
Jane H. Walsh	6,985,686	23,528

2.	The appointment of Whittlesey & Hadley, P.C. as independent auditors of the Company for the year ended December 31, 2007 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

6,931,132	57,544	20,538

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits–

3.1	Charter of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation (1)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.
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

Naugatuck Valley Financial Corporation

Date:	August 8, 2007	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date:	August 8, 2007	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)