Form 10-Q
period 2007-09-30
Naugatuck Valley Financial Corp
filed 2007-11-06
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were 7,303,734 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Item 1.  Financial Statements.

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from depository institutions	$9,322	$7,911
Investment in federal funds	2,110	31
Investment securities	60,435	70,267
Loans receivable, net	345,315	308,376
Deferred income taxes	1,406	1,450
Other assets	26,113	25,820

Total assets	$444,701	$413,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$325,076	$292,693
Borrowed funds	67,823	68,488
Other liabilities	1,605	1,590

Total liabilities	394,504	362,771

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,313,734 shares outstanding at September
30, 2007 and 7,473,225 shares outstanding at December 31, 2006	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,417	33,302
Retained earnings	23,909	23,415
Unearned ESOP shares	(2,534)	(2,534)
Unearned stock awards	(968)	(1,256)
Treasury stock, at cost (296,474 shares at September 30, 2007
and 138,983 shares at December 31, 2006)	(3,461)	(1,593)
Accumulated other comprehensive loss	(242)	(326)

Total stockholders' equity	50,197	51,084

Total liabilities and stockholders' equity	$444,701	$413,855

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)

Interest income
Interest on loans	$5,568	$4,500	$15,891	$12,721
Interest and dividends on investments and deposits	816	829	2,507	2,384
Total interest income	6,384	5,329	18,398	15,105

Interest expense
Interest on deposits	2,494	1,731	7,147	4,440
Interest on borrowed funds	900	759	2,532	2,061
Total interest expense	3,394	2,490	9,679	6,501

Net interest income	2,990	2,839	8,719	8,604

Provision for loan losses	-	-	51	130

Net interest income after provision for loan losses	2,990	2,839	8,668	8,474

Noninterest income
Fees for services related to deposit accounts	244	222	685	637
Fees for other services	163	155	422	380
Income from bank owned life insurance	78	77	231	228
Income from investment advisory services, net	25	26	173	77
Gain on sale of investments	9	-	36	-
Other income	58	34	160	96
Total noninterest income	577	514	1,707	1,418

Noninterest expense
Compensation, taxes and benefits	1,745	1,690	5,229	4,814
Office occupancy	492	456	1,479	1,244
Computer processing	182	155	541	448
Advertising	171	213	426	513
Directors compensation	87	105	371	303
Loss (gain) on foreclosed real estate, net	-	3	(1)	13
Other expenses	481	371	1,274	1,109
Total noninterest expense	3,158	2,993	9,319	8,444

Income before provision (benefit)
for income taxes	409	360	1,056	1,448

Provision (benefit) for income taxes	55	(54)	115	150

Net Income	$354	$414	$941	$1,298

Earnings per common share - Basic and Diluted	$0.05	$0.06	$0.13	$0.18

Consolidated Statements of Cash Flows
(In thousands)
	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities	(Unaudited)
Net income	$941	$1,298
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	51	130
Depreciation and amortization expense	588	463
Stock-based compensation	529	490
Provision for deferred taxes	-	(126)
Net gain on sale of real estate owned	-	(4)
Gain on sale of investments	(36)	-
Increase in accrued income receivable	(82)	(189)
Increase in deferred loan fees	32	17
Increase in bank owned life insurance asset	(231)	(228)
Decrease in other assets	321	294
(Decrease) increase in other liabilities	(309)	83
Net cash provided by operating activities	1,804	2,228
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	6,039	12,498
Proceeds from sale of available-for-sale securities	6,370	-
Proceeds from maturities of held-to-maturity securities	1,010	1,995
Purchase of available-for-sale securities	(3,156)	(21,978)
Purchase of held-to-maturity securities	(250)	-
Purchase of Federal Home Loan Bank stock	(492)	(739)
Loan originations net of principal payments	(37,022)	(34,519)
Proceeds from the sale of foreclosed real estate	-	51
Proceeds from sale of property and equipment	-	2
Purchase of property and equipment	(192)	(2,406)
Net cash used by investing activities	(27,693)	(45,096)
Cash flows from financing activities
Net change in time deposits	32,937	33,945
Net change in other deposit accounts	1,077	12,264
Net change in mortgagors' escrow deposits	(1,631)	(1,425)
Advances from Federal Home Loan Bank	25,927	41,650
Repayment of advances from Federal Home Loan Bank	(26,822)	(34,964)
Repayment of other short-term borrowings	-	(1,899)
Net change in repurchase agreements	230	-
Treasury stock acquired	(1,897)	(1,201)
Dividends paid to stockholders	(445)	(467)
Options exercised	3	-
Net cash provided by financing activities	29,379	47,903
Increase in cash and cash equivalents	3,490	5,035
Cash and cash equivalents at beginning of period	7,942	8,951
Cash and cash equivalents at end of period	$11,432	$13,986
Cash paid during the period for:
Interest	$9,635	$6,516
Income taxes	221	265

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 2 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three months ended September 30, 2007, anti-dilutive options excluded from the calculations totaled 350,780 options (with an exercise price of $11.10).  For the three and nine months ended September 30, 2007, 7,500 options (with an exercise price of $12.49) were excluded from the calculations.  There were no anti-dilutive options for either the three or nine months ended September 30, 2006.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share data)

Net income	$354	$414	$941	$1,298

Weighted-average common shares outstanding:
Basic	7,101,126	7,250,306	7,143,940	7,298,496
Effect of dilutive stock options
and restrictive stock awards	-	1,904	22,375	635
Diluted	7,101,126	7,252,210	7,166,315	7,299,131

Net income per common share:
Basic	$0.05	$0.06	$0.13	$0.18
Diluted	$0.05	$0.06	$0.13	$0.18

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$354	$414	$941	$1,298

Net unrealized gain on
securities available for sale
during the period, net of tax	446	616	84	48

Total Comprehensive Income	$800	$1,030	$1,025	$1,346

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

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, beginning with the period ended September 30, 2005. In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $118,164 and $352,402 for the three and nine months ended September 30, 2007, respectively, compared to $108,815 and $327,670 for the three and nine months ended September 30, 2006, in connection with the stock option and restricted stock awards.

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

NOTE 6 - DIVIDENDS

On July 17, 2007, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on September 1, 2007, to stockholders of record as of the close of business on August 6, 2007.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stock holder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement No. 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” effective January 1, 2007. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, the Company must choose to report servicing assets and liabilities either at 1) fair value or 2) amortized cost (amortized cost is consistent with how the Company has historically recognized servicing rights). Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The adoption of SFAS No. 156 did not have a material impact on the Consolidated Financial Statements of the

Company. At September 30, 2007, the Company had no servicing assets recorded in the Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased by $30.8 million, or 7.4%, to $444.7 million during the period from December 31, 2006 to September 30, 2007, primarily due to an increase of $36.9 million in loans and an increase in investment in federal funds of $2.1 million, partially offset by a decrease in investment securities of $9.8.  The increase in loans primarily reflects an increase in our commercial real estate loans and one-to-four family mortgages, partially offset by a decrease in home equity loans.  These increases were primarily funded by increases in deposits.

Total liabilities were $394.5 million at September 30, 2007 compared to $362.8 million at December 31, 2006.  Deposits at September 30, 2007 increased $32.4 million, or 11.1%, over December 31, 2006 due to more aggressive pricing and the addition of three new branch offices during the third quarter of 2006.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $665,000, from $68.5 million to $67.8 million.  The increases in deposits were used primarily to fund the growth in loans.

Total stockholders’ equity decreased $887,000, from $51.1 million at December 31, 2006 to $50.2 million at September 30, 2007.  The decrease in equity was due to stock repurchases of $1.9 million and dividends of $445,000 paid to stockholders, partially offset by net income of $941,000 for the nine month period, $432,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, and a net decrease to the unrealized loss on available-for-sale securities of $84,000.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2007 and 2006

General.     For the three months ended September 30, 2007, the Company had net income of $354,000 compared to $414,000 for the three months ended September 30, 2006, a decrease of $60,000.  Net income decreased $357,000 to $941,000 for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006.  The decreases in both the three and nine month periods were primarily due to increases in noninterest expenses related to branch expansion, compensation and expenses associated with Sarbanes-Oxley compliance, partially offset by small increases in net interest income and small increases in noninterest income in both periods.

Net Interest Income. Net interest income increased $151,000, or 5.3%, to $3.0 million for the three months ended September 30, 2007 and increased by $115,000, or 1.3%, to $8.7 million for the nine months ended September 30, 2007.  The Company experienced an increase in the average balances of interest earning assets of 15.2% in the three month period and an increase of 16.2% in the nine month period, combined with an increase in the average rate earned on these assets of 24 basis points in the three month period and 29 basis points in the nine month period, over the rates for the comparative periods in 2006.  The increase in interest earning assets for the three and nine month periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 19.9% in both the three month and nine month periods, primarily in the commercial mortgage and residential mortgage portfolios.  The increase in interest income was exceeded by the increases in interest expense for both the three and nine month periods in 2007 compared to 2006.  Interest expense increased by $904,000, or 36.3% in the three month period and increased by $3.2 million, or 48.9% in the nine month period due to rising rates on deposits and borrowings along with increases in the average balances of deposits and borrowings.  The average balances of deposits increased by 16.6% and 18.6% in the three and nine month periods respectively.  The largest increases in deposits were in certificates of deposit, money market accounts and checking accounts, partially offset by a decrease in savings accounts.  The average balance of borrowings increased by 16.4% in both periods.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% change	2007	2006	% change
	(Dollars in thousands)
Interest income:
Loans	$5,568	$4,500	23.73%	$15,891	$12,721	24.92%
Fed Funds sold	43	21	104.76%	114	51	123.53%
Investment securities	707	758	-6.73%	2,194	2,195	-0.05%
Federal Home Loan Bank stock	66	50	32.00%	199	138	44.20%
Total interest income	6,384	5,329	19.80%	18,398	15,105	21.80%
Interest expense:
Certificate accounts	2,175	1,495	45.48%	6,110	3,821	59.91%
Regular savings accounts	59	107	-44.86%	199	329	-39.51%
Checking and NOW accounts	93	69	34.78%	434	145	199.31%
Money market savings accounts	167	60	178.33%	404	145	178.62%
Total interest-bearing deposits	2,494	1,731	44.08%	7,147	4,440	60.97%
FHLB advances	898	756	18.78%	2,525	2,053	22.99%
Other borrowings	2	3	-33.33%	7	8	-12.50%
Total interest expense	3,394	2,490	36.31%	9,679	6,501	48.88%
Net interest income	$2,990	$2,839	5.32%	$8,719	$8,604	1.34%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$337,421	6.60%	$281,366	6.40%	$323,964	6.54%	$270,246	6.28%
Fed Funds sold	3,179	5.41%	1,607	5.23%	2,716	5.60%	1,282	5.30%
Investment securities	61,873	4.57%	66,547	4.56%	65,790	4.45%	66,294	4.41%
Federal Home Loan Bank stock	4,209	6.27%	3,658	5.47%	4,092	6.48%	3,475	5.29%

Total interest-earning assets	$406,682	6.28%	$353,178	6.04%	$396,562	6.19%	$341,297	5.90%

Interest-bearing liabilities
Certificate accounts	$187,494	4.64%	$145,876	4.10%	$177,314	4.59%	$136,607	3.73%
Regular savings accounts & escrow	44,794	0.53%	52,563	0.81%	46,589	0.57%	53,543	0.82%
Checking and NOW accounts	54,486	0.68%	52,524	0.53%	58,445	0.99%	49,925	0.39%
Money market savings accounts	26,190	2.55%	17,463	1.37%	23,645	2.28%	17,909	1.08%

Total interest-bearing deposits	312,964	3.19%	268,426	2.58%	305,993	3.11%	257,984	2.29%
FHLB advances	72,309	4.97%	62,169	4.86%	68,787	4.89%	59,139	4.63%
Other borrowings	279	2.87%	192	6.25%	264	3.54%	202	5.28%

Total interest-bearing liabilities	$385,552	3.52%	$330,787	3.01%	$375,044	3.44%	$317,325	2.73%

Interest income increased $1.1 million, or 19.8%, for the three months ended September 30, 2007 as a result of a 15.2% increase in the average balance of interest-earning assets to $406.7 million from $353.2 million along with an increase in the average yield on interest-earning assets from 6.04% to 6.28%.  Interest income also increased for the nine month period by 21.8%, from $15.1 million to $18.4 million, again as a result of an increase in the average balance of interest-earning assets from $341.3 million to $396.6 million, along with an increase in the average yield to 6.19% from 5.90%.

Interest expense increased by $904,000 for the three months ended September 30, 2007, due to an increase of $44.5 million in the average balance of interest-bearing deposits along with an increase in the average cost of these deposits from 2.58% to 3.19%.  The average balance of Federal Home Loan Bank advances also increased by $10.1 million with an 11 basis point increase in the average cost from 4.86% to 4.97%.  Interest expense also increased in the nine month period ended September 30, 2007 by $3.2 million, or 48.9%, again as a result of an increase in the average balance of interest-bearing liabilities of $57.7 million, or 18.2%.  The average cost rose 71 basis points from 2.73% to 3.44% over this period.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Allowance at beginning of period	$2,073	$2,009	$2,071	$1,878
Provision for loan losses	-	-	51	130

Charge-offs	(2)	-	(53)	(1)
Recoveries	-	-	2	2
Net recoveries (charge-offs)	(2)	-	(51)	1
Allowance at end of period	$2,071	$2,009	$2,071	$2,009

The Company did not record a provision for loan losses in either the three month period ended September 30, 2007, or September 30, 2006.  Provisions of $51,000 and $130,000 were recorded for the nine months ended September 30, 2007 and 2006, respectively.  The provisions in the 2007 periods were less than the 2006 periods due to management’s analysis of the allowance based on loss experience.  The charge-off in the three month period was due to one personal loan.  The charge-offs in the nine month period ended September 30, 2007 were due to one home equity loan and two personal loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
	2007	2006	% change
	(Dollars in thousands)
Nonaccrual loans	$744	$2,010	-62.99%
Total nonperforming assets	$744	$2,010	-62.99%

Total nonperforming loans to total loans	0.21%	0.65%	-67.69%

Total nonperforming loans to total assets	0.17%	0.49%	-65.31%

Total nonperforming assets to total assets	0.17%	0.49%	-65.31%

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2007 and 2006.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$244	$222	9.91%	$685	$637	7.54%
Fees for other services	163	155	5.16%	422	380	11.05%
Income from bank owned life insurance	78	77	1.30%	231	228	1.32%
Income from investment advisory services, net	25	26	-3.85%	173	77	124.68%
Gain on sale of investments	9	-	N/A	36	-	N/A
Other income	58	34	70.59%	160	96	66.67%
Total	$577	$514		$1,707	$1,418	20.38%

The increase in the three month period was primarily caused by an increase in fees for services, mainly related to fees from checking accounts due to new product offerings. The increase in the nine month period was primarily caused by an increase in income earned from investment advisory services due to a higher level of referrals from bank employees and general economic conditions.  The Company also experienced an increase in fees for services in the nine month period.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2007 and 2006.
	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,745	$1,690	3.25%	$5,229	$4,814	8.62%
Office occupancy	492	456	7.89%	1,479	1,244	18.89%
Computer processing	182	155	17.42%	541	448	20.76%
Advertising	171	213	-19.72%	426	513	-16.96%
Directors compensation	87	105	-17.14%	371	303	22.44%
Loss (gain) on foreclosed real estate, net	-	3	-100.00%	(1)	13	-107.69%
Other expenses	481	371	29.65%	1,274	1,109	14.88%
Total	$3,158	$2,993	5.51%	$9,319	$8,444	10.36%

Noninterest expense increased in the three and nine months ended September 30, 2007 primarily as a result of an increase in compensation costs, office occupancy costs and computer processing costs over the 2006 periods.  These increases were largely related to the three new branch offices opened in the third quarter of 2006.  The Company also experienced increased other expenses in both 2007 periods due to costs associated with Sarbanes-Oxley compliance.  The increases in expenses were partially offset by small decreases in advertising expenses.

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

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days.  The Company regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits, federal funds, short- and intermediate-term U.S. Government agency obligations and to a lesser extent, municipal securities and auction pass-through certificates.

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $11.4 million, including federal funds of $2.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $58.8 million at September 30, 2007.  At September 30, 2007, the Company had the ability to borrow a total of $137.1 million from the Federal Home Loan Bank of Boston, of which $67.6 million in borrowings was outstanding, along with $230,000 in repurchase agreements.  At September 30, 2007, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston.  In addition, at September 30, 2007, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at September 30, 2007.

At September 30, 2007, the Company had commitments of $26.7 million in unadvanced construction mortgages, $22.0 million in unused home equity lines of credit, $2.7 million in mortgage commitments, $8.8 million in commercial loan commitments, $6.4 million in unadvanced commercial lines, $5.8 million in letters of credit, $2.4 million in unadvanced commitments on other loans, and $84,000 in overdraft line of credit availability.  Certificates of deposit due within one year of September 30, 2007 totaled $180.4 million, or 55.5% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2008.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2007, the Company originated $66.3 million of loans, including renewals and refinances, and purchased $3.4 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $13.4 million and an increase of deposits of $32.4 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $32.4 million for the nine months ended September 30, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and other borrowings of $665,000 for the nine months ended September 30, 2007.  The increases in deposit accounts primarily funded our lending activities, and to a much lesser extent, repayment of advances.

The Company is not subject to separate regulatory capital requirements.  At September 30, 2007, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2007, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at September 30, 2007.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$39,965	9.12%

Total Risk-Based Capital (to Risk-Weighted Assets)	42,036	13.27%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	39,965	12.62%

Tangible Equity Capital (to Tangible Assets)	39,965	9.12%

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risks.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.

For the nine months ended September 30, 2007, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2007 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change.  The Bank expects that its net portfolio value at September 30, 2007 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300 bp	$21,509	$(26,208)	-55%	5.37%	-5.74%
200	30,356	(17,361)	-36%	7.40%	-3.71%
100	39,187	(8,530)	-18%	9.33%	-1.78%
0	47,717	-	-	11.11%	-
(100)	54,690	6,973	15%	12.49%	1.38%
(200)	58,894	11,177	23%	13.28%	2.17%

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2007, the Company repurchased 77,617 shares of common stock for $859,410, at an average cost of $11.07 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July	5,117	$11.20	5,117	161,837
August	57,500	$11.08	57,500	104,337
September	15,000	$11.00	15,000	89,337

Total	77,617	$11.07	77,617	89,337

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits–

3.1	Charter of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.

____________________
(1)  Incorporated by reference to the Exhibits to the Company’s Form 10-Q for the three months ended September 30, 2004.

(2)  Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 18, 2007.

(3)  Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: November 5, 2007	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Date: November 5, 2007	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Vice President and Treasurer
(Principal Financial Officer)