Form 10-K
period 2007-12-31
Naugatuck Valley Financial Corp
filed 2008-03-28
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007, was $35,085,796.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008 was 7,158,734.
Of such shares outstanding, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report to Stockholders and portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Naugatuck Valley Financial’s business activity is the ownership of the outstanding capital stock of Naugatuck Valley Savings and management of the investment of offering proceeds retained from the offering.  Naugatuck Valley Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Naugatuck Valley Savings with the payment of appropriate rental fees, as required by applicable law and regulations.  In the future, Naugatuck Valley Financial may acquire or organize other operating subsidiaries, however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.  Naugatuck Valley Financial has no significant assets, other than all of the outstanding shares of Naugatuck Valley Savings and U.S. government and agency securities, and no significant liabilities.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Naugatuck Valley Savings.

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

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the non-depository financial service companies in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 97% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences.  Loans with loan-to-value ratios in excess of 80% require private mortgage insurance or additional collateral.  We require all properties securing mortgage loans to be appraised by a Board-approved independent appraiser.  We require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, or flood insurance for loans on property located in a flood zone, before closing the loan.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We require an environmental survey for multi-family and commercial real estate loans.  The largest outstanding multi-family or commercial real estate loan at December 31,

2007 was $3.8 million, of which $3.7 million was outstanding.  This loan was secured by an owner-occupied commercial building and was performing according to its terms at December 31, 2007.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. The largest outstanding residential construction loan at December 31, 2007 was $2.0 million, $1.6 million of which was outstanding. This loan was performing according to its terms at December 31, 2007.  We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, single family subdivisions; as well as office buildings, retail and other income producing properties.  These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete.  In the case of a commercial construction loan, the construction period may be from nine months to two years.  Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser.  We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans.  The largest outstanding commercial construction loan at December 31, 2007 was $4.8 million, of which $3.2 million was outstanding.  This loan was secured by real estate for the construction of single family homes, and was performing according to its terms at December 31, 2007.  Our largest commercial real estate loan relationship at December 31, 2007 involved loans totaling $4.1 million, secured by a first and second mortgage on a warehouse and packaging facility.  These loans were performing according to their original terms at December 31, 2007.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area.  We offer a variety of commercial lending products.  These loans are typically secured, primarily by business assets.  These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets.  We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources.  Commercial business loans are usually written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a 0.5% to 3.0% margin is added.  These rates will change when and as the index rate changes without caps.  Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower.  Our largest commercial business loan relationship at December 31, 2007 was a loan in the amount of $1.2 million of which $289,000 was outstanding and performing according to the original terms at December 31, 2007.  This loan is secured by an assignment of fee income.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Second mortgage loans have fixed rates of interest for terms of up to 20 years.  These loans are originated with maximum combined loan-to-value ratios of 80% of the appraised value of the property.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years.  These loans are originated with maximum loan-to-value ratios of 80% of the appraised value of the property and we require that we have a second lien position on the property.

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

We consider loan sales as a part of our interest rate risk management efforts.  We sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals.  Generally, loans are sold without recourse and with servicing retained.  We did not sell any loans in the years ended December 31, 2007 or 2006.  We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000.  For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the Board of Directors loan committee must approve loans over $250,000 and up to $500,000.  Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee.  Loans of $50,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification.  For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.5 million and two members of the Board of Directors loan committee must approve loans over $750,000 and up to $1.5 million.  Loans of $500,001 to $750,000, secured by real estate, where the loan to value ratio is 80% or less supported by a conforming appraisal, can be approved by the officers’ loan committee.  Loans of $500,000 or less secured by real estate where the loan-to-value is 80% or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 80% loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee.  The Board of Directors must approve all consumer loans over $200,000.  Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2007, our regulatory limit on loans to one borrower was $6.4 million. At that date, our largest lending relationship was $5.7 million and included a residential construction mortgage, three secured commercial real estate loans (secured by two office buildings and one mixed use office/retail building) and a leasehold mortgage (secured by retail space), all of which were performing according to the original repayment terms at December 31, 2007.

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

At December 31, 2007, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than three years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, municipal securities with maturities of 15 years or less, preferred money market securities with terms of primarily 91 days or less, and insured certificates of deposit at other financial institutions.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.  During 2007 we enhanced overall portfolio yield by reducing our position in insured certificates of deposit and U.S. government and agency securities and increasing our position in mortgage-backed, municipal and preferred money market securities. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability Committee.  The Asset/Liability Committee is responsible for approval of investment strategies and monitoring of investment performance.  Our Executive Vice President and our Controller are co-designated investment portfolio managers who are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy.  The Asset/Liability Committee meets regularly with the Controller, the Executive Vice President and President and Chief Executive Officer in order to determine and review investment strategies and transactions.

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

We also use securities sold under agreements to repurchase as a source of borrowings, and we occasionally borrow short-term from correspondent banks to cover temporary cash needs.

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation.  Naugatuck Valley Mortgage Servicing, established in 1999 under Connecticut law as a subsidiary of Naugatuck Valley Savings, is a passive investment corporation organized in order to take advantage of certain tax benefits.  Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing.  At December 31, 2007, Naugatuck Valley Mortgage Servicing had $236.2 million in assets.

Personnel

At December 31, 2007, we had 107 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007 Naugatuck Valley Savings met each of its capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2007, Naugatuck Valley Savings maintained 91.22% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Naugatuck Valley Savings’ authority to make loans to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including Naugatuck Valley Financial and Naugatuck Valley Mutual and their non-savings institution subsidiaries.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Naugatuck Valley Savings for the year ended December 31, 2007 totaled $101,696.

Insurance of Deposit Accounts.  The deposits of Naugatuck Valley Savings are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of its Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  Naugatuck Valley Savings’ one-time credit approximated $161,695, of which $80,651 was used to offset assessments in 2007, and $81,044 is still available for future use.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of Naugatuck Valley Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home

Loan Bank.  Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $4.6 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System.

The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million.  The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Naugatuck Valley Savings complies with the foregoing requirements.

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

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion.  The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are:

Name	Position
John C. Roman	President and Chief Executive Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings
Dominic J. Alegi, Jr.	Executive Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings
Lee R. Schlesinger	Senior Vice President and Chief Financial Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings
William C. Nimons	Senior Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual and Naugatuck Valley Savings
Mark S. Graveline	Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual; Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings

Below is information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his or her current position for at least the last five years.  Ages presented are as of December 31, 2007.

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989.  Mr. Alegi has served with Naugatuck Valley Savings since 1970.  Age 61.

Lee R. Schlesinger was appointed Senior Vice President and Chief Financial Officer of Naugatuck Valley Mutual, Naugatuck Valley Financial and Naugatuck Valley Savings in December, 2007.  Prior to that, he served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004, and as Vice President and Treasurer of Naugatuck Valley Savings since August 2004.  Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003.  Mr. Schlesinger has served with Naugatuck Valley Savings since 1983.  Age 47.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001.  Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank.  Age 61.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005.  Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust.  Age 51.

ITEM 1A.	RISK FACTORS.

Changes in interest rates may hurt our profits and asset value.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability.  For the years ended December 31, 2007 and 2006, respectively, our interest rate spread was 2.76% compared to 3.07%.  If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.  Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.00%.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Analysis” contained in the Company’s 2007 Annual Report to Stockholders.

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

Since December 31, 2002, our commercial real estate, commercial business and residential construction loan portfolio has increased $108.9 million, or 577.3%, and at December 31, 2007, $127.8 million, or 35.1%, of our loan portfolio consisted of these commercial real estate, construction and commercial business loans.  We intend to continue to emphasize these types of lending.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers for commercial business loans and for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  These factors can be impacted by many variables including economic events beyond the borrowers’ control.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

A downturn in the local economy or a decline in real estate values could reduce our profits.

Most of our loans are secured by real estate or made to businesses in the Greater Naugatuck Valley.  As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would reduce our profits.  A decline in real estate values could also cause some of our mortgage and home equity loans to become inadequately collateralized, which would expose us to a greater risk of loss.  In addition, decreases in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would further reduce our profits.

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2007	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)

Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,663	23,000	Owned	—

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,263	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	197	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	155	1,950	Leased	2013 (1)

249 West Street (2) Seymour, CT 06483	2002	2,499	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	517	3,000	Leased	2020 (3)

1699 Highland Avenue, Cheshire, CT 06410	2006	97	3,000	Leased	2011 (4)

1570 Southford Road (5) Southbury, CT 06488	2006	1,824	4,823	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	20	1,239	Leased	2011 (6)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	27	1,725	Leased	2014 (7)

135 South Main Street (8) Beacon Falls, CT 06403	2003	159	N/A	Owned	—
__________________________
(1)	We have an option to renew this lease for three additional five-year periods.
(2)
This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for the bank.  The building also includes 4,535 square feet of rentable space which is currently leased until 2013.  The tenant has an option to renew this lease for three additional five year periods.

(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for three additional five-year periods.
(5)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of rental space, none of which was rented as of December 31, 2007.
(6)	We have an option to renew this lease for four additional five-year periods.
(7)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2011.
(8)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

ITEM 3.	LEGAL PROCEEDINGS.

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

The information required by this item regarding the market for Naugatuck Valley Financial’s common equity and related stockholder matters, other than information relating to restrictions on Naugatuck Valley Financial’s payment of dividends which is provided below, is incorporated herein by reference to Naugatuck Valley Financial’s 2007 Annual Report to Stockholders at “Investor and Corporate Information.”

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings.  For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 13 to the Consolidated Financial Statements included in Naugatuck Valley Financial’s 2007 Annual Report to Stockholders.

The following table presents information regarding Naugatuck Valley Financial stock repurchases during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	10,000	10.50	10,000	79,337
November	35,000	10.36	35,000	44,337
December	-	-	-	44,337
Total	45,000	10.39	45,000	44,337

On May 2, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 380,218 shares, or approximately 5%, of the outstanding shares of common stock, including the shares held by Naugatuck Valley Mutual Holding Company.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

On February 19, 2008, the Company announced that the Board of Directors authorized the Company to repurchase up to 361,207 shares, or approximately 5%, of the outstanding shares of common stock, including the shares held by Naugatuck Valley Mutual Holding Company.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The number of shares remaining to be purchased under the plan in the table above does not reflect the number of shares authorized in this second repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial and Other Data” in Naugatuck Valley Financial’s 2007 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding financial statements is incorporated herein by reference to Naugatuck Valley Financial’s 2007 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM9A(T).	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in the Company’s 2007 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Proposal 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Naugatuck Valley Financial, the section captioned “Proposal 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Description of Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct.  See the Exhibits to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information regarding executive compensation is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	359,460	$11.13	15,747

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	359,460	$11.13	15,747

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information relating to certain relationships and related transactions, and director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters” in Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND EXPENSES.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 2 – Ratification of Independent Registered Public Accounting Firm” in Naugatuck Valley Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The following are filed as a part of this report by means of incorporation to Naugatuck Valley Financial’s 2007 Annual Report to Stockholders:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

●	Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

●	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

●	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman *
10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. *
10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (6)*
10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (3)*
10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (3)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (3)*
10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (5)*
10.8	Naugatuck Valley Savings Change in Control Agreement with William C. Nimons *
10.9	Naugatuck Valley Savings Change in Control Agreement with Lee R. Schlesinger *
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct (4)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*Management contract or compensation plan arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the three months ended September 30, 2004.
(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 18, 2008	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 18, 2008
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Senior Vice President and Chief	March 18, 2008
Lee R. Schlesinger	Financial Officer
(principal accounting and
financial officer)

/s/ Ronald D. Lengyel	Director	March 18, 2008
Ronald D. Lengyel

/s/ Carlos S. Batista	Director	March 18, 2008
Carlos S. Batista

/s/ Richard M. Famiglietti	Director	March 11, 2008
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 18, 2008
James A. Mengacci

/s/ Michael S. Plude	Director	March 18, 2008
Michael S. Plude

/s/ Camilo P. Vieira	Director	March 18, 2008
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 18, 2008
Jane H. Walsh