Form 10-Q
period 2008-03-31
Naugatuck Valley Financial Corp
filed 2008-05-12
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒                    No ☐

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No  ☒

As of May 8, 2008, there were 7,048,594 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

Condensed Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from depository institutions	$9,293	$7,873
Investment in federal funds	4,203	497
Investment securities	73,154	66,454
Loans receivable, net	377,036	359,831
Deferred income taxes	1,071	1,332
Other assets	27,441	26,540

Total assets	$492,198	$462,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$334,367	$325,269
Borrowed funds	105,901	85,107
Other liabilities	1,638	1,694

Total liabilities	441,906	412,070

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,158,594 shares outstanding at March
31, 2008 and 7,268,734 shares outstanding at December 31, 2007	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,530	33,483
Retained earnings	24,544	24,233
Unearned ESOP shares (233,513 shares at March 31, 2008
and December 31, 2007)	(2,335)	(2,335)
Unearned stock awards (89,320 shares at March 31, 2008
and 90,020 shares at December 31, 2007)	(987)	(995)
Treasury stock, at cost (448,614 shares at March 31, 2008
and 338,474 shares at December 31, 2007)	(4,926)	(3,889)
Accumulated other comprehensive income (loss)	390	(116)

Total stockholders' equity	50,292	50,457

Total liabilities and stockholders' equity	$492,198	$462,527

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Interest income
Interest on loans	$5,918	$5,123
Interest and dividends on investments and deposits	928	861
Total interest income	6,846	5,984

Interest expense
Interest on deposits	2,481	2,254
Interest on borrowed funds	1,065	843
Total interest expense	3,546	3,097

Net interest income	3,300	2,887

Provision for loan losses	162	51

Net interest income after provision for loan losses	3,138	2,836

Noninterest income
Fees for services related to deposit accounts	244	209
Fees for other services	117	119
Income from investment advisory services, net	82	63
Income from bank owned life insurance	75	76
Gain on sale of investments	59	6
Other income	50	51
Total noninterest income	627	524

Noninterest expense
Compensation, taxes and benefits	1,808	1,741
Office occupancy	523	513
Computer processing	195	179
Directors compensation	183	170
Advertising	81	96
Loss on foreclosed real estate, net	3	-
Other expenses	412	365
Total noninterest expense	3,205	3,064

Income before provision
for income taxes	560	296

Provision for income taxes	106	22

Net Income	$454	$274

Earnings per common share - Basic and Diluted	$0.06	$0.04

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities	(Unaudited)
Net income	$454	$274
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	162	51
Depreciation and amortization expense	197	193
Net amortization (accretion) from investments	18	(9)
Amortization of intangible assets	8	8
Stock-based compensation	173	179
Gain on sale of investments	(59)	(6)
Net change in:
Accrued income receivable	(40)	91
Deferred loan fees	71	(2)
Cash surrender value of life insurance	(75)	(76)
Other assets	216	108
Other liabilities	(244)	(99)
Net cash provided by operating activities	881	712
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,630	2,037
Proceeds from sale of available-for-sale securities	6,134	979
Proceeds from maturities of held-to-maturity securities	190	95
Purchase of available-for-sale securities	(14,846)	(484)
Purchase of held-to-maturity securities	-	(250)
Purchase of Federal Home Loan Bank stock	(938)	(159)
Loan originations net of principal payments	(17,439)	(6,789)
Purchase of property and equipment	(201)	(52)
Net cash used by investing activities	(24,470)	(4,623)
Cash flows from financing activities
Net change in time deposits	(1,118)	9,076
Net change in other deposit accounts	11,958	6,764
Net change in mortgagors' escrow deposits	(1,742)	(1,536)
Advances from Federal Home Loan Bank	26,415	1,000
Repayment of advances from Federal Home Loan Bank	(5,668)	(4,461)
Net change in repurchase agreements	48	112
Treasury stock acquired	(1,036)	(832)
Dividends paid to stockholders	(142)	(151)
Net cash provided by financing activities	28,715	9,972
Increase in cash and cash equivalents	5,126	6,061
Cash and cash equivalents at beginning of period	8,370	7,942
Cash and cash equivalents at end of period	$13,496	$14,003
Cash paid during the period for:
Interest	$9,635	$3,097
Income taxes	221	-

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Naugatuck Valley Financial Corporation (the “Company”) was organized as a federal corporation at the direction of Naugatuck Valley Savings and Loan (the “Bank”) in connection with the mutual holding company reorganization of Naugatuck Valley Savings.  The reorganization and initial public offering of Naugatuck Valley Financial was completed on September 30, 2004.  In the offering, Naugatuck Valley Financial issued a majority of its outstanding shares of common stock to Naugatuck Valley Mutual Holding Company, the mutual holding company parent of the Bank.  As long as Naugatuck Valley Mutual exists, it will own at least a majority of Naugatuck Valley Financial Corporation’s common stock.

Originally organized in 1922, the Bank is a federally chartered stock savings bank which is headquartered in Naugatuck, Connecticut. The Bank provides a full range of personal banking services to individual and small business customers located primarily in the Naugatuck Valley and the immediate surrounding vicinity.  It is subject to competition from other financial institutions throughout the region.  The Bank is also subject to the regulations of various federal agencies and undergoes periodic examinations by those regulatory authorities.

The Bank owns the Naugatuck Valley Mortgage Servicing Corporation, which qualifies and operates as a Connecticut passive investment company pursuant to legislation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows for the periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Connecticut.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three months ended March 31, 2008, anti-dilutive options excluded from the calculations totaled 351,030 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  The Company had no anti-dilutive common shares outstanding for the three months ended March 31, 2007.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except share data)

Net income	$454	$274

Weighted-average common shares outstanding:
Basic	6,993,902	7,184,811
Effect of dilutive stock options
and restrictive stock awards	-	40,250
Diluted	6,993,902	7,225,061

Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

NOTE 4 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for disclosure of comprehensive income, which includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to provide a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain on its available-for-sale securities.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Net income	$454	$274

Net unrealized gain on
securities available for sale
during the period, net of tax	506	82

Total Comprehensive Income	$960	$356

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

Deferred Income Taxes.  The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes.  Provisions for deferred taxes are being made in recognition of these temporary differences. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	December 18,	March 20,	March 21,	July 26,
	2007	2007	2006	2005

Option awards
Awarded	2,000	7,500	6,500	354,580
Exercise price	$11.10	$12.49	$11.10	$11.10
Maximum term	10	10	10	10
Restricted stock awards
Awarded	3,000	2,000	1,500	139,712

Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant with the exception of those granted on March 21, 2006 and December 18, 2007, which have an exercise price equal to those granted on July 26, 2005 ($11.10, which was higher than the market price of $10.56 on March 21, 2006 and $9.09 on December 18, 2007).  Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, during 2005.  In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $127,097 for the three months ended March 31, 2008, compared with $116,487 for the three months ended March 31, 2007, in connection with the stock option and restricted stock awards.

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

	December 18,	March 20,	March 21,	July 26,
Grant date	2007	2007	2006	2005

Dividend yield	2.20%	1.60%	1.89%	1.44%
Expected volatility	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5

Weighted average fair value of options at grant date	$1.18	$2.55	$2.25	$2.47

NOTE 7 - DIVIDENDS

On January 15, 2008, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on April 1, 2008, to stockholders of record as of the close of business on February 4, 2008.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stock holder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 became effective for the Company on January 1, 2008. See Note 9 to the consolidated financial statements for additional information.

In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. The Company is currently evaluating the impact of FSP SFAS No. 157-2 on the consolidated financial statements.

In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. On January 1, 2008, the date this pronouncement became effective, the Company elected the fair value option on newly originated residential mortgage loans held for sale on a prospective basis. See Note 9 to the consolidated financial statements for additional information.

In December 2007, the FASB issued Statement No. 141(R) – Business Combinations. This statement replaces FASB Statement No. 141 – Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the consolidated financial statements.

NOTE 9 – FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available for sale	$72,074	$-	$72,074	$-
Residential loans held for sale	-	-	-	-

Financial instruments recorded using SFAS No. 159
Under SFAS No. 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Additionally, the transaction provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.

The Company did elect the fair value option under SFAS No. 159 prospectively for residential loans held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A - Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $29.7 million, or 6.4%, to $492.2 million during the period from December 31, 2007 to March 31, 2008, primarily due to an increase of $17.2 million in loans, an increase in investment securities of $6.7 million and an increase in federal funds of $3.7 million.  The increase in loans primarily reflects an increase in our commercial real estate loans and one-to-four family mortgages, while consumer loans remained relatively flat.  The increases are due in part to an additional lender who was hired in 2007 with a strong commercial background.  These increases were primarily funded by increases in deposits and borrowings.

Total liabilities were $441.9 million at March 31, 2008 compared to $412.1 million at December 31, 2007.  Deposits at March 31, 2008 increased $9.1 million, or 2.8%, over December 31, 2007 primarily due to more aggressive pricing on promotional accounts.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, increased $20.8 million, from $85.1 million to $105.9 million.  The increases in deposits and borrowings were used primarily to fund the growth in loans and investments.  In late January 2008 and early February 2008, the Company initiated a leverage strategy to take advantage of the favorable rate environment and increase earnings.

Total stockholders’ equity decreased $165,000, from $50.5 million at December 31, 2007 to $50.3 million at March 31, 2008.  The decrease in equity was primarily due to stock repurchases of $1.0 million and dividends of $142,000 paid to stockholders, partially offset by net income of $454,000 for the three-month period, $54,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, and a net decrease to the unrealized loss on available-for-sale securities of $506,000.

Comparison of Operating Results For the Three Months Ended March 31, 2008 and 2007

General.     For the three months ended March 31, 2008, the Company had net income of $454,000 compared to $274,000 for the three months ended March 31, 2007, an increase of $180,000.  The increase was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, the provision for loan losses and the provision for income taxes.

Net Interest Income. Net interest income increased $413,000, or 14.3%, to $3.3 million for the three months ended March 31, 2008.  The increase in net interest income for the period resulted from a $862,000, or 14.4%, increase in total interest income, partially offset by a $449,000, or 14.5%, increase in interest expense.  The Company experienced an increase in the average balances of interest earning assets of 14.4%, while the average rate earned on these assets remained constant over the period.  Although rates on short-term, adjustable rate loans decreased during the period as prime rate decreased, this decrease is rates was offset by higher rates on longer term fixed-rate loans.  The increase in interest earning assets for the three-month period is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 17.9% in the three month period, primarily in the commercial mortgage and residential mortgage portfolios. The increase in interest expense is attributed to a 10.5% increase in the average balance of interest bearing deposits combined with an increase of 35.0% in the average balance of borrowings over the period.  The largest increases in deposits were in certificates of deposit, followed by smaller increases in money market accounts, partially offset by decreases in checking accounts and savings accounts.  The average rate paid on deposits and borrowings decreased by 2 basis points over this period.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Interest income:
Loans	$5,918	$5,123	15.52%
Fed Funds sold	28	36	-22.22%
Investment securities	833	759	9.75%
Federal Home Loan Bank stock	67	66	1.52%
Total interest income	6,846	5,984	14.41%
Interest expense:
Certificate accounts	2,192	1,887	16.16%
Regular savings accounts	64	73	-12.33%
Checking and NOW accounts	72	189	-61.90%
Money market savings accounts	153	105	45.71%
Total interest-bearing deposits	2,481	2,254	10.07%
FHLB advances	1,063	841	26.40%
Other borrowings	2	2	0.00%
Total interest expense	3,546	3,097	14.50%
Net interest income	$3,300	$2,887	14.31%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$369,931	6.40%	$313,742	6.53%
Fed Funds sold	2,866	3.91%	2,500	5.76%
Investment securities	67,314	4.95%	69,019	4.40%
Federal Home Loan Bank stock	5,073	5.28%	4,006	6.59%

Total interest-earning assets	$445,184	6.15%	$389,267	6.15%

Interest-bearing liabilities
Certificate accounts	$202,738	4.32%	$167,935	4.49%
Regular savings accounts & escrow	43,997	0.58%	47,325	0.62%
Checking and NOW accounts	55,098	0.52%	61,659	1.23%
Money market savings accounts	27,724	2.21%	21,316	1.97%

Total interest-bearing deposits	329,557	3.01%	298,235	3.02%
FHLB advances	93,772	4.53%	69,468	4.84%
Other borrowings	218	3.67%	174	4.60%

Total interest-bearing liabilities	$423,547	3.35%	$367,877	3.37%

Interest income increased $862,000, or 14.4%, for the three months ended March 31, 2008 as a result of a 14.4% increase in the average balance of interest-earning assets to $445.2 million from $389.3 million. The average yield on interest-earning assets remained constant at 6.15% in both periods.

Interest expense increased by $449,000 for the three months ended March 31, 2008, due to an increase of $31.3 million in the average balance of interest-bearing deposits and an increase in the average balance of Federal Home Loan Bank advances of $24.3 million, partially offset by a 31 basis point decrease in the average cost of advances from 4.84% to 4.53%.

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Allowance at beginning of period	$2,163	$2,071
Provision for loan losses	162	51

Charge-offs	-	(51)
Recoveries	-	1
Net recoveries (charge-offs)	-	(50)
Allowance at end of period	$2,325	$2,072

The Company recorded a provision for loan losses of $162,000 for the three month period ended March 31, 2008, compared to a provision of $51,000 in the 2007 period.  The increase in the provision in 2008 is due primarily to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, along with general economic conditions.  The charge-off in the 2007 period was due to one home equity loan and two personal loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2008	2007	% change
	(Dollars in thousands)
Nonaccrual loans	$997	$970	2.78%
Total nonperforming assets	$997	$970	2.78%

Total nonperforming loans to total loans	0.26%	0.27%	-3.70%

Total nonperforming loans to total assets	0.20%	0.21%	-4.76%

Total nonperforming assets to total assets	0.20%	0.21%	-4.76%

The Company has not experienced any significant change in loan delinquencies over this period.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$244	$209	16.75%
Fees for other services	117	119	-1.68%
Income from investment advisory services, net	82	63	30.16%
Income from bank owned life insurance	75	76	-1.32%
Gain on sale of investments	59	6	883.33%
Other income	50	51	-1.96%
Total	$627	$524	19.66%

Noninterest income increased $103,000 or 19.7% for the three months ended March 31, 2008 over the same 2007 period primarily as a result of an increase in gain on the sale of investments.  The Company also experienced an increase in fees for services related to deposit accounts due to product growth and an increase in income earned from investment advisory services due to a higher level of referrals from branch employees and a general increase in activity.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,808	$1,741	3.85%
Office occupancy	523	513	1.95%
Computer processing	195	179	8.94%
Directors compensation	183	170	7.65%
Advertising	81	96	-15.63%
Loss on foreclosed real estate, net	3	-	N/A
Other expenses	412	365	12.88%
Total	$3,205	$3,064	4.60%

Noninterest expense increased for the three months ended March 31, 2008 primarily as a result of an increase in compensation costs, office occupancy costs and computer processing costs over the 2007 period.  The increases in compensation costs were largely related to normal salary increases for existing staff.  The primary reason for the increase in computer processing costs was additional product offerings.

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $13.5 million, including federal funds of $4.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $72.1 million at March 31, 2008.  At March 31, 2008, the Company had the ability to borrow a total of $141.4 million from the Federal Home Loan Bank of Boston, of which $105.6 million in borrowings was outstanding, along with $276,000 in repurchase agreements.  At March 31, 2008, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at March 31, 2008, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at March 31, 2008.

At March 31, 2008, the Company had commitments of $24.8 million in unadvanced construction mortgages, $21.6 million in unused home equity lines of credit, $1.5 million in mortgage commitments, $9.8 million in commercial loan commitments, $6.9 million in unadvanced commercial lines, $5.1 million in letters of credit, $2.3 million in unadvanced commitments on other loans, and $93,000 in overdraft line of credit availability.  Certificates of deposit due within one year of March 31, 2008 totaled $174.4 million, or 52.2% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2009.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2008, the Company originated $21.8 million of loans, including renewals and refinances, and purchased $14.8 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $8.9 million and an increase of deposits of $9.1 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $9.1 million for the three months ended March 31, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net increase in Federal Home Loan Bank advances and repurchase agreements of $20.8 million for the three months ended March 31, 2008.  The increases in deposit accounts and borrowings primarily funded our lending and investing activities.

The Company is not subject to separate regulatory capital requirements.  At March 31, 2008, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at March 31, 2008.

(Dollars in Thousands)	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	$41,022	8.40%

Total Risk-Based Capital (to Risk-Weighted Assets)	43,347	12.45%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	41,022	11.78%

Tangible Equity Capital (to Tangible Assets)	41,022	8.40%

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

For the three months ended March 31, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2007 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change.  The Bank expects that its net portfolio value at March 31, 2008 is consistent with the table below.

					Net Portfolio Value as % of
Basis Point ("bp")		Net Portfolio Value			Present Value of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)

300	bp	$24,814	$(25,516)	-51%	5.64%	-5.04%
200		33,916	(16,414)	-33%	7.52%	-3.16%
100		42,710	(7,620)	-15%	9.25%	-1.43%
0		50,330	-	-	10.68%	-
(100)		54,817	4,487	9%	11.48%	0.80%
(200)		57,368	7,038	14%	11.89%	1.21%

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2008, the Company repurchased 110,000 shares of common stock for $1,035,000, at an average cost of $9.41 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January	-	$-	-	44,337
February	110,000	$9.41	110,000	295,544
March	-	$-	-	295,544
Total	110,000	$9.41	110,000	295,544

Following the successful completion of our first stock repurchase program, the Company announced on February 19, 2008, that the Board of Directors authorized the Company to repurchase up to 361,207 shares, or approximately 5%, of the outstanding shares including shares held by Naugatuck Valley Mutual Holding Company.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.  Not applicable

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits –

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

Naugatuck Valley Financial Corporation

Date:	May 8, 2008	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2008	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)