Form 10-Q
period 2008-06-30
Naugatuck Valley Financial Corp
filed 2008-08-08
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 7,039,394 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from depository institutions	$7,605	$7,873
Investment in federal funds	612	497
Investment securities	71,017	66,454
Loans receivable, net	396,002	359,831
Accrued income receivable	1,993	2,033
Premises and equipment, net	10,737	10,624
Bank owned life insurance	8,417	8,264
Federal Home Loan Bank stock	5,965	4,632
Other assets	2,694	2,319

Total assets	$505,042	$462,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$336,926	$321,398
Borrowed funds	113,205	85,107
Mortgagors' escrow accounts	4,255	3,871
Other liabilities	1,882	1,694

Total liabilities	456,268	412,070

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,043,594 shares outstanding at June
30, 2008 and 7,268,734 shares outstanding at December 31, 2007	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,576	33,483
Retained earnings	24,988	24,233
Unearned ESOP shares (233,513 shares at June 30, 2008
and December 31, 2007)	(2,335)	(2,335)
Unearned stock awards (89,320 shares at June 30, 2008
and 90,020 shares at December 31, 2007)	(987)	(995)
Treasury stock, at cost (563,614 shares at June 30, 2008
and 338,474 shares at December 31, 2007)	(5,973)	(3,889)
Accumulated other comprehensive loss	(571)	(116)

Total stockholders' equity	48,774	50,457

Total liabilities and stockholders' equity	$505,042	$462,527

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Interest income
Interest on loans	$5,958	$5,200	$11,876	$10,322
Interest and dividends on investments and deposits	919	830	1,848	1,691
Total interest income	6,877	6,030	13,724	12,013

Interest expense
Interest on deposits	2,165	2,399	4,646	4,653
Interest on borrowed funds	1,178	790	2,243	1,632
Total interest expense	3,343	3,189	6,889	6,285

Net interest income	3,534	2,841	6,835	5,728

Provision for loan losses	113	-	275	51

Net interest income after provision for loan losses	3,421	2,841	6,560	5,677

Noninterest income
Fees for services related to deposit accounts	273	232	517	441
Fees for other services	132	139	249	258
Income from investment advisory services, net	92	85	174	148
Income from bank owned life insurance	78	77	153	154
Gain on sale of investments	46	21	105	27
Other income	40	52	89	102
Total noninterest income	661	606	1,287	1,130

Noninterest expense
Compensation, taxes and benefits	1,837	1,743	3,684	3,484
Office occupancy	554	473	1,078	986
Computer processing	203	180	398	359
Directors compensation	142	115	287	284
Advertising	118	159	199	255
(Gain) loss on foreclosed real estate, net	-	(1)	3	(1)
Other expenses	403	427	815	792
Total noninterest expense	3,257	3,096	6,464	6,159

Income before provision
for income taxes	825	351	1,383	648

Provision for income taxes	223	39	328	61

Net Income	$602	$312	$1,055	$587

Earnings per common share - Basic and Diluted	$0.09	$0.04	$0.15	$0.08

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities	(Unaudited)
Net income	$1,055	$587
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	275	51
Depreciation and amortization expense	405	386
Net amortization (accretion) from investments	36	(15)
Amortization of intangible assets	17	17
Stock-based compensation	346	356
Gain on sale of investments	(106)	(27)
Net change in:
Accrued income receivable	41	(34)
Deferred loan fees	64	24
Cash surrender value of life insurance	(153)	(153)
Other assets	(144)	210
Other liabilities	(56)	(125)
Net cash provided by operating activities	1,780	1,277
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,077	3,898
Proceeds from sale of available-for-sale securities	12,631	4,113
Proceeds from maturities of held-to-maturity securities	190	1,010
Purchase of available-for-sale securities	(23,082)	(2,792)
Purchase of held-to-maturity securities	-	(250)
Purchase of Federal Home Loan Bank stock	(1,333)	(159)
Loan originations net of principal payments	(36,510)	(18,324)
Purchase of property and equipment	(532)	(115)
Net cash used by investing activities	(43,559)	(12,619)
Cash flows from financing activities
Net change in time deposits	9,026	14,099
Net change in other deposit accounts	6,502	677
Net change in mortgagors' escrow deposits	383	288
Advances from Federal Home Loan Bank	38,465	8,998
Repayment of advances from Federal Home Loan Bank	(10,903)	(7,858)
Net change in repurchase agreements	536	114
Treasury stock acquired	(2,083)	(1,038)
Dividends paid to stockholders	(300)	(299)
Options exercised	-	3
Net cash provided by financing activities	41,626	14,984
Net change in cash and cash equivalents	(153)	3,642
Cash and cash equivalents at beginning of period	8,370	7,942
Cash and cash equivalents at end of period	$8,217	$11,584
Cash paid during the period for:
Interest	$6,927	$6,281
Income taxes	508	146
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows for the periods presented.

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 became effective for the Company on January 1, 2008. See Note 11 to the consolidated financial statements for additional information.

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

In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. On January 1, 2008, the date this pronouncement became effective, the Company elected the fair value option on newly originated residential mortgage loans held for sale on a prospective basis. See Note 11 to the consolidated financial statements for additional information.

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

NOTE 5 – INVESTMENT SECURITIES

At June 30, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$250	$1	$-	$251
Municipal obligations	9,114	6	(82)	9,038
Corporate bonds	1,000	-	(68)	932
Mortgage-backed securities	44,382	42	(694)	43,730
Collateralized mortgage obligations	3,437	-	(71)	3,366
Total debt securities	58,183	49	(915)	57,317
Auction rate preferred securities	12,700	-	-	12,700

Total available-for-sale securities	$70,883	$49	$(915)	$70,017

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	$1,000	$5	$-	$1,005

Total held-to-maturity securities	$1,000	$5	$-	$1,005

At December 31, 2007, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$2,749	$1	$(6)	$2,744
Municipal obligations	14,092	82	(99)	14,075
Corporate bonds	1,000	-	(10)	990
Mortgage-backed securities	31,352	67	(158)	31,261
Collateralized mortgage obligations	3,547	-	(53)	3,494
Total debt securities	52,740	150	(326)	52,564
Auction rate preferred securities	12,700	-	-	12,700

Total available-for-sale securities	$65,440	$150	$(326)	$65,264

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	$1,000	$-	$(2)	$998
Interest bearing balances	190	-	-	190

Total held-to-maturity securities	$1,190	$-	$(2)	$1,188

The Company has certain investment securities in which the market value of the security is less than the cost of the security.  Management believes that these unrealized losses are temporary and are the result of changes in market interest rates.  In making this determination, management considered the period of time the securities have been in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  At June 30, 2008, these securities had an aggregate fair value of $46,446,000 which resulted in unrealized losses of $915,000 as compared with securities with an aggregate fair value of $29,267,000 with an unrealized loss of $328,000 at December 31, 2007.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Loans secured by first mortgages on real estate:
Conventional:
Fixed rate mortgage loans	$180,045	$165,764
Adjustable rate mortgage loans	23,459	24,834
Construction loans	4,825	7,046
Commercial loans	150,027	123,925
Loans on savings accounts	1,425	1,272
Personal, auto and property improvement loans	40,015	41,146
	399,796	363,987
Less: Allowance for loan losses	2,469	2,163
Undisbursed construction loans	801	1,532
Deferred loan origination fees	524	461

Loans receivable, net	$396,002	$359,831

Non performing loans totaled approximately $1.8 million at June 30, 2008 and approximately $970,000 at December 31, 2007.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $83,000 at June 30, 2008 and $45,000 at December 31, 2007.

At June 30, 2008, the Bank had approximately $299,000 of loans which were considered to be impaired with an allocated allowance of $64,279 compared with approximately $107,600 of such loans at December 31, 2007 with no allocated allowance.  The increase is primarily due to one residential mortgage which was modified during the quarter.  This mortgage has been performing under the new terms since the modification.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	June 30,	December 31,
(In thousands)	2008	2007
Balance at beginning of year	$2,163	$2,071
Provision for loan losses	275	151
Loans written off	(7)	(61)
Recoveries of loans written off	38	2

Balance at end of period	$2,469	$2,163

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and six months ended June 30, 2008, anti-dilutive options excluded from the calculations totaled 350,730 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three and six months ended June 30, 2007, anti-dilutive options excluded from the calculations totaled 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share data)

Net income	$602	$312	$1,055	$587

Weighted-average common shares outstanding:
Basic	6,849,891	7,146,802	6,921,891	7,165,702
Effect of dilutive stock options
and restrictive stock awards	-	26,875	-	22,563
Diluted	6,849,891	7,173,677	6,921,891	7,188,265

Net income per common share:
Basic	$0.09	$0.04	$0.15	$0.08
Diluted	$0.09	$0.04	$0.15	$0.08

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is the net income of a company adjusted for any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to provide a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain (loss) on its available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$602	$312	$1,055	$587

Net unrealized loss on
securities available for sale
during the period, net of tax	(962)	(444)	(455)	(362)

Total Comprehensive Income (Loss)	$(360)	$(132)	$600	$225

NOTE 9 - EQUITY INCENTIVE PLAN

Under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”), the Company may grant up to 372,614 stock options and 149,045 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 521,659 shares of the Company’s common stock for issuance upon the grant or exercise of awards.  Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.

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

The Company adopted Financial Accounting Standards Board’s SFAS No.123(R), “Share Based Payment”, during 2005.  In accordance with Statement No.123 (R), the Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $127,097 and $254,193 for the three and six months ended June 30, 2008, respectively, compared to $117,750 and $234,238 for the three and six months ended June 30, 2007, in connection with the stock option and restricted stock awards.

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

NOTE 10 - DIVIDENDS

On April 22, 2008, the Company's Board of Directors declared a cash dividend of $0.06 per outstanding common share, which was paid on June 1, 2008, to stockholders of record as of the close of business on May 5, 2008.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

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

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale	$70,017	$-	$70,017	$-
Residential loans held for sale	-	-	-	-

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased by $42.5 million, or 9.2%, to $505.0 million during the period from December 31, 2007 to June 30, 2008, primarily due to an increase of $36.2 million in loans and an increase in investment securities of $4.6 million.  The increase in loans primarily reflects increases of $26.1 million in our commercial real estate loans and $12.9 million in one-to-four family mortgages, partially offset by a decrease in construction loans.  The increase in commercial loans is due in part to an additional lender who was hired in 2007 with a strong commercial background.  These increases were primarily funded by increases in deposits and borrowings.

Total liabilities were $456.3 million at June 30, 2008 compared to $412.1 million at December 31, 2007.  Deposits at June 30, 2008 increased $15.5 million, or 4.8%, over December 31, 2007 primarily due to more aggressive pricing on promotional accounts.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, increased $28.1 million, from $85.1 million to $113.2 million.  The increases in deposits and borrowings were used primarily to fund the growth in loans and investments.  In late January 2008 and early February 2008, the Company initiated a leverage strategy to take advantage of the favorable rate environment and increase earnings.

Total stockholders’ equity decreased $1.7 million, from $50.5 million at December 31, 2007 to $48.8 million at June 30, 2008.  The decrease in equity was primarily due to stock repurchases of $2.1 million, a net increase to the unrealized loss on available-for-sale securities of $455,000 and dividends of $300,000 paid to stockholders, partially offset by net income of $1.1 million for the six-month period and $101,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2008 and 2007

General.     For the three months ended June 30, 2008, the Company had net income of $602,000 compared to $312,000 for the three months ended June 30, 2007, an increase of $290,000.  Net income increased $468,000 to $1.1 million for the six months ended June 30, 2008 from $587,000 for the six months ended June 30, 2007.  The increases in both the three and six month periods were primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, the provision for loan losses and the provision for income taxes.

Net Interest Income. Net interest income increased $693,000, or 24.4%, to $3.5 million for the three months ended June 30, 2008 and increased by $1.1 million, or 19.3%, to $6.8 million for the six months ended June 30, 2008.  The increase in net interest income for the three month period resulted from a $847,000, or 14.1%, increase in total interest income, partially offset by a $154,000, or 4.8%, increase in interest expense.  For the six month period ended June 30, 2008, total interest income increased $1.7 million, or 14.2%, partially offset by an increase of $604,000, or 9.6%, in total interest expense.  The Company experienced an increase in the average balances of interest earning assets of 18.0% in the three month period and an increase of 16.2% for the six month period, while the average rate earned on these assets decreased by 21 basis points and 10 basis points over the same periods.  The increase in interest earning assets for both periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 20.0% in the three month period, and by 19.0% in the six month period, primarily in the commercial mortgage and residential mortgage portfolios.

Interest expense increased by $154,000, or 4.8% for the three months ended June 30, 2008, due to an increase of $71.2 million in the average balance of interest-bearing liabilities partially offset by a decrease in the average cost of these liabilities from 3.43% to 3.02%.  The average balance of Federal Home Loan Bank advances increased by $43.6 million over this period and the average balance of interest-bearing deposits increased by 8.9%.  Interest expense also increased in the six month period ended June 30, 2008 by $604,000, or 9.6%, again as a result of an increase in the average balance of interest-bearing liabilities of $63.4 million, or 17.2%.  The average cost decreased by 22 basis points from 3.40% to 3.18% over this period.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% change	2008	2007	% change
	(Dollars in thousands)
Interest income:
Loans	$5,958	$5,200	14.58%	$11,876	$10,322	15.06%
Fed Funds sold	7	35	-80.00%	35	71	-50.70%
Investment securities	862	728	18.41%	1,695	1,487	13.99%
Federal Home Loan Bank stock	50	67	-25.37%	118	133	-11.28%
Total interest income	6,877	6,030	14.05%	13,724	12,013	14.24%
Interest expense:
Certificate accounts	1,933	2,048	-5.62%	4,126	3,935	4.85%
Regular savings accounts	69	67	2.99%	132	140	-5.71%
Checking and NOW accounts	33	153	-78.43%	105	342	-69.30%
Money market savings accounts	130	131	-0.76%	283	236	19.92%
Total interest-bearing deposits	2,165	2,399	-9.75%	4,646	4,653	-0.15%
FHLB advances	1,173	787	49.05%	2,237	1,627	37.49%
Other borrowings	5	3	66.67%	6	5	20.00%
Total interest expense	3,343	3,189	4.83%	6,889	6,285	9.61%
Net interest income	$3,534	$2,841	24.39%	$6,835	$5,728	19.33%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$384,792	6.19%	$320,470	6.49%	$377,361	6.29%	$317,124	6.51%
Fed Funds sold	1,206	2.32%	2,461	5.69%	2,036	3.44%	2,481	5.72%
Investment securities	72,582	4.75%	66,557	4.38%	69,948	4.85%	67,781	4.39%
Federal Home Loan Bank stock	5,773	3.46%	4,057	6.61%	5,423	4.35%	4,032	6.60%

Total interest-earning assets	$464,353	5.92%	$393,545	6.13%	$454,768	6.04%	$391,418	6.14%

Interest-bearing liabilities
Certificate accounts	$203,853	3.79%	$176,299	4.65%	$203,296	4.06%	$172,140	4.57%
Regular savings accounts & escrow	49,734	0.55%	47,675	0.56%	46,865	0.56%	47,501	0.59%
Checking and NOW accounts	51,780	0.25%	59,268	1.03%	53,439	0.39%	60,457	1.13%
Money market savings accounts	28,534	1.82%	23,375	2.24%	28,129	2.01%	22,351	2.11%

Total interest-bearing deposits	333,901	2.59%	306,617	3.13%	331,729	2.80%	302,449	3.08%
FHLB advances	108,105	4.34%	64,552	4.88%	100,939	4.43%	66,996	4.86%
Other borrowings	656	3.05%	339	3.54%	437	2.75%	257	3.89%

Total interest-bearing liabilities	$442,662	3.02%	$371,508	3.43%	$433,105	3.18%	$369,702	3.40%

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Allowance at beginning of period	$2,325	$2,072	$2,163	$2,071
Provision for loan losses	113	-	275	51

Charge-offs	(7)	-	(7)	(51)
Recoveries	38	1	38	2
Net recoveries (charge-offs)	31	1	31	(49)
Allowance at end of period	$2,469	$2,073	$2,469	$2,073

The Company recorded a provision for loan losses of $113,000 for the three month period ended June 30, 2008, compared to no provision in the 2007 period.  Provisions of $275,000 and $51,000 were recorded for the six months ended June 30, 2008 and 2007, respectively.  The increase in the provisions in the 2008 periods is due primarily to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, along with general economic conditions.  The charge-offs in the 2008 period were due to two unsecured personal loans and the charge-offs in the 2007 period were due to one home equity loan and two personal loans.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company modified the terms of one residential mortgage during the quarter ended June 30, 2008 in the amount of $115,000.  This mortgage has been performing under the new terms since the modification.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2008	2007	% change
	(Dollars in thousands)
Nonaccrual loans	$1,790	$970	84.54%
Total nonperforming assets	$1,790	$970	84.54%

Total nonperforming loans to total loans	0.45%	0.27%	66.67%

Total nonperforming loans to total assets	0.35%	0.21%	66.67%

Total nonperforming assets to total assets	0.35%	0.21%	66.67%

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2008 and 2007.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$273	$232	17.67%	$517	$441	17.23%
Fees for other services	132	139	-5.04%	249	258	-3.49%
Income from investment advisory services, net	92	85	8.24%	174	148	17.57%
Income from bank owned life insurance	78	77	1.30%	153	154	-0.65%
Gain on sale of investments	46	21	119.05%	105	27	288.89%
Other income	40	52	-23.08%	89	102	-12.75%
Total	$661	$606	9.08%	$1,287	$1,130	13.89%

Noninterest income increased $55,000 or 9.1% for the three months ended June 30, 2008 and $157,000 or 13.9% for the six month period over the same periods in 2007, primarily as a result of increases in the gain on the sale of investments, fees for services related to deposit accounts and income from investment advisory services.  The increases in fees for services related to deposit accounts is due to product growth and the increase in income earned from investment advisory services is due to a higher level of referrals from branch employees and a general increase in activity.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2008 and 2007.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,837	$1,743	5.39%	$3,684	$3,484	5.74%
Office occupancy	554	473	17.12%	1,078	986	9.33%
Computer processing	203	180	12.78%	398	359	10.86%
Directors compensation	142	115	23.48%	287	284	1.06%
Advertising	118	159	-25.79%	199	255	-21.96%
(Gain) loss on foreclosed real estate, net	-	(1)	-100.00%	3	(1)	-400.00%
Other expenses	403	427	-5.62%	815	792	2.90%
Total	$3,257	$3,096	5.20%	$6,464	$6,159	4.95%

Noninterest expense increased in the three and six months ended June 30, 2008 primarily as a result of an increase in compensation costs, office occupancy costs and computer processing costs over the 2007 periods.  The increases in compensation costs were largely related to normal salary increases for existing staff.  Rental expense, increases in property taxes and general repairs and maintenance are the reasons for the increases in office occupancy, partially due to the opening of our tenth office.  The primary reason for the increase in computer processing costs was additional product offerings.  The increases were partially offset by decreases in advertising expenses.

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

Each quarter the Company projects liquidity availability and demands on this liquidity for the next 90 days.  The Company regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in federal funds, short- and intermediate-term U.S. Government agency obligations and auction pass-through certificates and to a lesser extent, municipal securities.

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $8.2 million, including federal funds of $612,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $70.0 million at June 30, 2008.  At June 30, 2008, the Company had the ability to borrow a total of $146.6 million from the Federal Home Loan Bank of Boston, of which $112.4 million in borrowings was outstanding, along with $765,000 in repurchase agreements.  At June 30, 2008, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at June 30, 2008, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at June 30, 2008.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2008	2007
Commitments to extend credit:
Loan commitments	$21,127	$23,994
Unused lines of credit	20,359	22,067
Amounts due mortgagors on construction loans	28,515	22,783
Amounts due on commercial loans	9,804	7,673
Commercial letters of credit	5,724	5,698

Certificates of deposit due within one year of June 30, 2008 totaled $154.7 million, or 45.9% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2009.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2008, the Company originated $56.1 million of loans, including renewals and refinances, and purchased $23.1 million of securities.  These activities were funded primarily by an increase of $28.1 million in borrowings, the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $17.9 million and an increase of deposits of $15.5 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $15.5 million for the six months ended June 30, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net increase in Federal Home Loan Bank advances and repurchase agreements of $28.1 million for the six months ended June 30, 2008.  The increases in deposit accounts and borrowings primarily funded our lending and investing activities.

The Company is not subject to separate regulatory capital requirements.  At June 30, 2008, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (OTS), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2008.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio
Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	$41,706	8.29%

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	44,175	12.16%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	41,706	11.48%

Tangible Equity Capital (to Tangible Assets)	4.00%	5.00%	41,706	8.29%

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

For the six months ended June 30, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk.  The Company manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the Company’s earnings while decreases in interest rates may beneficially affect the Company’s earnings.  To reduce the potential volatility of the Company’s earnings, the Company has sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in the loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable rate investments and investments with expected maturities of less than 10 years.  The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank’s Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2008 (the most current information available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that the Bank might take to counteract that change.  The Bank expects that its net portfolio value at June 30, 2008 is consistent with the table below.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$30,991	$(21,032)	-40%	6.51%	-3.78%
200	38,833	(13,190)	-25%	7.98%	-2.31%
100	46,440	(5,583)	-11%	9.34%	-0.95%
50	49,730	(2,293)	-4%	9.91%	-0.38%
0	52,023	-	-	10.29%	-
(50)	53,436	1,413	3%	10.51%	0.22%
(100)	54,301	2,278	4%	10.62%	0.33%

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

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2008, the Company repurchased 115,140 shares of common stock for $1,048,263, at an average cost of $9.10 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April	140	$9.10	140	295,404
May	110,000	$9.10	110,000	185,404
June	5,000	$9.20	5,000	180,404
Total	115,140	$9.10	115,140	180,404

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders of the Company was held on May 8, 2008.  The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.	The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD

Carlos S. Batista	6,327,156	62,529
John C. Roman	6,244,097	145,588
Camilo P. Vieira	6,315,625	74,060

2.	The appointment of Whittlesey & Hadley, P.C. as independent auditors of the Company for the year ended December 31, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

6,333,882	47,020	8,783

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

           Exhibits –

3.1	Charter of Naugatuck Valley Financial Corporation (1)

3.2	Bylaws of Naugatuck Valley Financial Corporation (2)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.
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

Naugatuck Valley Financial Corporation

Date: August 5, 2008	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2008	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)