Form 10-Q
period 2008-09-30
Naugatuck Valley Financial Corp
filed 2008-11-13
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐             No ☒

As of November 7, 2008, there were 7,026,894 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from depository institutions	$7,058	$7,873
Investment in federal funds	33	497
Investment securities	64,352	66,454
Loans receivable, net	415,390	359,831
Accrued income receivable	2,083	2,033
Premises and equipment, net	10,736	10,624
Bank owned life insurance	8,494	8,264
Federal Home Loan Bank stock	5,965	4,632
Other assets	3,166	2,319

Total assets	$517,277	$462,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$359,001	$321,398
Borrowed funds	110,640	85,107
Mortgagors' escrow accounts	2,172	3,871
Other liabilities	1,803	1,694

Total liabilities	473,616	412,070

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,026,894 shares outstanding at September
30, 2008 and 7,268,734 shares outstanding at December 31, 2007	76	76
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Paid-in capital	33,621	33,483
Retained earnings	22,105	24,233
Unearned ESOP shares (233,513 shares at September 30, 2008
and December 31, 2007)	(2,335)	(2,335)
Unearned stock awards (62,380 shares at September 30, 2008
and 90,020 shares at December 31, 2007)	(686)	(995)
Treasury stock, at cost (579,314 shares at September 30, 2008
and 338,474 shares at December 31, 2007)	(6,107)	(3,889)
Accumulated other comprehensive loss	(3,013)	(116)

Total stockholders' equity	43,661	50,457

Total liabilities and stockholders' equity	$517,277	$462,527

See notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Interest income
Interest on loans	$6,287	$5,568	$18,163	$15,891
Interest and dividends on investments and deposits	937	816	2,785	2,507
Total interest income	7,224	6,384	20,948	18,398

Interest expense
Interest on deposits	2,303	2,494	6,949	7,147
Interest on borrowed funds	1,196	900	3,440	2,532
Total interest expense	3,499	3,394	10,389	9,679

Net interest income	3,725	2,990	10,559	8,719

Provision for loan losses	200	-	475	51

Net interest income after provision for loan losses	3,525	2,990	10,084	8,668

Noninterest income (loss)
Fees for services related to deposit accounts	273	244	790	685
Fees for other services	144	163	393	422
Income from bank owned life insurance	78	78	230	231
Income from investment advisory services, net	48	25	222	173
(Loss) gain on investments	(3,216)	9	(3,111)	36
Other income	37	58	126	160
Total noninterest income (loss)	(2,636)	577	(1,350)	1,707

Noninterest expense
Compensation, taxes and benefits	1,897	1,745	5,580	5,229
Office occupancy	583	492	1,660	1,479
Computer processing	232	182	630	541
Advertising	162	171	361	426
Directors compensation	111	87	397	371
Loss (gain) on foreclosed real estate, net	-	-	3	(1)
Other expenses	468	481	1,283	1,274
Total noninterest expense	3,453	3,158	9,914	9,319

Income (loss) before provision
for income taxes	(2,564)	409	(1,180)	1,056

Provision for income taxes	157	55	486	115

Net income (loss)	$(2,721)	$354	$(1,666)	$941

Earnings (loss) per common share - Basic and Diluted	$(0.40)	$0.05	$(0.24)	$0.13

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities	(Unaudited)
Net (loss) income	$(1,666)	$941
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	475	51
Depreciation and amortization expense	620	580
Net amortization (accretion) from investments	42	(17)
Amortization of intangible assets	25	25
Stock-based compensation	702	529
Gain on sale of investments	(106)	(36)
Other than temporary impariment charge	3,216	-
Net change in:
Accrued income receivable	(49)	(82)
Deferred loan fees	52	32
Cash surrender value of life insurance	(230)	(231)
Other assets	(518)	321
Other liabilities	(136)	(309)
Net cash provided by operating activities	2,427	1,804
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	6,521	6,039
Proceeds from sale of available-for-sale securities	12,631	6,370
Proceeds from maturities of held-to-maturity securities	1,190	1,010
Purchase of available-for-sale securities	(24,621)	(3,156)
Purchase of held-to-maturity securities	-	(250)
Purchase of Federal Home Loan Bank stock	(1,333)	(492)
Loan originations net of principal payments	(56,087)	(37,022)
Purchase of property and equipment	(756)	(192)
Net cash used by investing activities	(62,455)	(27,693)
Cash flows from financing activities
Net change in time deposits	27,453	32,937
Net change in other deposit accounts	10,150	1,077
Net change in mortgagors' escrow deposits	(1,699)	(1,631)
Advances from Federal Home Loan Bank	42,465	25,927
Repayment of advances from Federal Home Loan Bank	(17,508)	(26,822)
Net change in repurchase agreements	576	230
Treasury stock acquired	(2,231)	(1,897)
Dividends paid to stockholders	(457)	(445)
Options exercised	-	3
Net cash provided by financing activities	58,749	29,379
Net change in cash and cash equivalents	(1,279)	3,490
Cash and cash equivalents at beginning of period	8,370	7,942
Cash and cash equivalents at end of period	$7,091	$11,432
Cash paid during the period for:
Interest	$10,427	$9,635
Income taxes	818	221

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of certain investment securities.  While management uses available information to recognize losses and properly value these assets, future adjustments may be necessary based on changes in economic conditions both in Connecticut and nationally.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The Company considers the following to be critical accounting policies:  other-than-temporary impairment, allowance for loan losses and deferred income taxes.

Other-than-temporary impairment. Each quarter, the Company reviews its investment portfolio to determine whether unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics.

Allowance for Loan Losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio.

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2006, the FASB issued Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 became effective for the Company on January 1, 2008. See Note 5 to the consolidated financial statements for additional information.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157.

FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In February of 2007, the FASB issued Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument, irrevocable basis. On January 1, 2008, the date this pronouncement became effective, the Company elected the fair value option on newly originated residential mortgage loans held for sale on a prospective basis. See Note 5 to the consolidated financial statements for additional information.

NOTE 5 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2. As of September 30, 2008, the Company transferred two auction-rate preferred securities in the available-for-sale portfolio from Level 2 to Level 3. Market prices of comparable instruments have become harder to identify due to inactive markets, which has made it necessary for the Company to make adjustments to the matrix prices to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility. As a result, the Company utilized Level 3 inputs of greater significance, which has required the Company to move the valuation of these securities from Level 2 to Level 3.

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale	$64,352	$-	$61,291	$3,061
Residential loans held for sale	-	-	-	-

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

The Company did elect the fair value option under SFAS No. 159 prospectively for residential loans held for sale.

NOTE 6 – INVESTMENT SECURITIES

At September 30, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,539	$-	$(25)	$1,514
Municipal obligations	9,112	3	(284)	8,831
Corporate bonds	1,000	-	(700)	300
Mortgage-backed securities	43,243	52	(91)	43,204
Collateralized mortgage obligations	3,378	-	(106)	3,272
Total debt securities	58,272	55	(1,206)	57,121
Auction rate preferred securities	9,484	-	(2,253)	7,231

Total available-for-sale securities	$67,756	$55	$(3,459)	$64,352

The Company had no securities classified as held-to-maturity at September 30, 2008.

At December 31, 2007, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$2,749	$1	$(6)	$2,744
Municipal obligations	14,092	82	(99)	14,075
Corporate bonds	1,000	-	(10)	990
Mortgage-backed securities	31,352	67	(158)	31,261
Collateralized mortgage obligations	3,547	-	(53)	3,494
Total debt securities	52,740	150	(326)	52,564
Auction rate preferred securities	12,700	-	-	12,700

Total available-for-sale securities	$65,440	$150	$(326)	$65,264

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	$1,000	$-	$(2)	$998
Interest bearing balances	190	-	-	190

Total held-to-maturity securities	$1,190	$-	$(2)	$1,188

In the third quarter of 2008, as a result of actions taken in September 2008 by the United States Treasury Department (“Treasury Department”) and the Federal Housing Finance Agency with respect to Fannie Mae and Freddie Mac, the Company recorded an Other Than Temporary Impairment (“OTTI”) on its investment in auction-rate pass-through certificates collateralized by Fannie Mae perpetual preferred stock of $3.2 million. See also Subsequent Events discussed in Note 8, Earnings Per Share.

The unrealized losses in all other Company investments is primarily caused by the movement of interest rates, as well as current market conditions.  Based upon a review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for recovery of costs, which may be maturity, and the volatility of their market price, the impairments related to these securities were determined to be temporary. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  At September 30, 2008, these securities had an aggregate fair value of $48,382,000 which resulted in an unrealized loss of $3,529,000 as compared with securities with an aggregate fair value of $29,267,000 with an unrealized loss of $328,000 at December 31, 2007.

NOTE 7 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Loans secured by first mortgages on real estate:
Conventional:
Fixed rate mortgage loans	$185,582	$165,764
Adjustable rate mortgage loans	23,187	24,834
Construction loans	5,413	7,046
Commercial loans	164,178	123,925
Loans on savings accounts	1,131	1,272
Personal, auto and property improvement loans	40,515	41,146
	420,006	363,987
Less: Allowance for loan losses	2,669	2,163
Undisbursed construction loans	1,434	1,532
Deferred loan origination fees	513	461

Loans receivable, net	$415,390	$359,831

Non performing loans totaled approximately $2.2 million at September 30, 2008 and approximately $970,000 at December 31, 2007.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $111,000 at September 30, 2008 and $45,000 at December 31, 2007.

At September 30, 2008, the Bank had approximately $160,000 of loans which were considered to be impaired with an allocated allowance of $26,667 compared with approximately $107,600 of such loans at December 31, 2007 with no allocated allowance.  The increase is primarily due to one residential mortgage which was modified during the period.  This mortgage has been performing under the new terms since the modification.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	September 30,	December 31,
(In thousands)	2008	2007
Balance at beginning of year	$2,163	$2,071
Provision for loan losses	475	151
Loans written off	(7)	(61)
Recoveries of loans written off	38	2

Balance at end of period	$2,669	$2,163

NOTE 8 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and nine months ended September 30, 2008, anti-dilutive options excluded from the calculations totaled 348,450 options (with an exercise price of $11.10)

and 7,500 options (with an exercise price of $12.49).  For the three months ended September 30, 2007, anti-dilutive options excluded from the calculations totaled 350,780 options (with an exercise price of $11.10).  For the three and nine months ended September 30, 2007, 7,500 options (with an exercise price of $12.49) were excluded from the calculations.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(2,721,000)	$354,000	$(1,666,000)	$941,000

Weighted-average common shares outstanding:
Basic	6,801,792	7,101,126	6,881,565	7,143,940
Effect of dilutive stock options
and restrictive stock awards	-	-	-	22,375
Diluted	6,801,792	7,101,126	6,881,565	7,166,315

Net income (loss) per common share:
Basic	$(0.40)	$0.05	$(0.24)	$0.13
Diluted	$(0.40)	$0.05	$(0.24)	$0.13

Subsequent event

Following the U.S. Government’s action of placing Fannie Mae into conservatorship in September 2008, the Company recorded an OTTI charge of $3.2 million on the Company’s auction rate pass-through certificates backed by Fannie Mae preferred stock.  Section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provides tax relief by treating these losses as ordinary losses rather than capital losses for federal income tax purposes.  Under Statement of Financial Accounting Standards No. 109, a company can not record the effect of changes in tax laws until the period in which the law is enacted.  As a result, the Company will record a deferred tax benefit of $1.1 million related to the OTTI loss in the fourth quarter of 2008 and not in the third quarter of 2008.  The following table shows the earnings per share calculations if the tax benefit was allowed to be recorded in the third quarter of 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) (as reported on Statement of Operations)	$(2,721,000)	$354,000	$(1,666,000)	$941,000
Tax benefit from OTTI charge	1,093,000	-	1,093,000	-
Net income (loss) (adjusted)	$(1,628,000)	$354,000	$(573,000)	$941,000

Weighted-average common shares outstanding:
Basic	6,801,792	7,101,126	6,881,565	7,143,940
Effect of dilutive stock options
and restrictive stock awards	-	-	-	22,375
Diluted	6,801,792	7,101,126	6,881,565	7,166,315

Net income (loss) per common share:
Basic	$(0.24)	$0.05	$(0.08)	$0.13
Diluted	$(0.24)	$0.05	$(0.08)	$0.13

NOTE 9 - COMPREHENSIVE INCOME

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Net income (loss)	$(2,721)	$354	$(1,666)	$941

Net unrealized gain (loss) on
securities available for sale
during the period, net of tax	(2,441)	446	(2,897)	84

Total Comprehensive Income (Loss)	$(5,162)	$800	$(4,563)	$1,025

NOTE 10 - EQUITY INCENTIVE PLAN

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Option awards
Awarded	1,000	2,000	7,500	6,500	354,580
Exercise price	$11.10	$11.10	$12.49	$11.10	$11.10
Maximum term	10	10	10	10	10
Restricted stock awards
Awarded	1,000	3,000	2,000	1,500	139,712

To date, stock option awards have been granted with an exercise price equal to the higher of the market price of the Company’s stock at the date of grant or $11.10, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan.  Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $126,760 and $380,954 for the three and nine months ended September 30, 2008, respectively, compared to $118,164 and $352,402 for the three and nine months ended September 30, 2007, in connection with the stock option and restricted stock awards.

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

	July 26,	December 18,	March 20,	March 21,	July 26,
Grant date	2008	2007	2007	2006	2005
Dividend yield	2.74%	2.20%	1.60%	1.89%	1.44%
Expected volatility	13.40%	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.56%	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5	6.5

Weighted average fair value
of options at grant date	$1.51	$1.18	$2.55	$2.25	$2.47

NOTE 11 - DIVIDENDS

On July 15, 2008, the Company's Board of Directors declared a cash dividend of $0.06 per outstanding common share, which was paid on September 2, 2008, to stockholders of record as of the close of business on August 4, 2008.

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

Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP.  These measures include net income, noninterest income and earnings per share adjusted for the tax benefit on the OTTI charge.  These measures should not be construed as a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  A reconciliation of the included non-GAAP financial measures to GAAP measures is included elsewhere in this report.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased by $54.8 million, or 11.8%, to $517.3 million during the period from December 31, 2007 to September 30, 2008, primarily due to an increase of $55.6 million in loans, partially offset by a decrease in investment securities.  The increase in loans primarily reflects increases of $40.3 million in our commercial real estate loans and $18.2 million in one-to-four family mortgages, partially offset by a decrease in construction loans.  The increase in commercial loans is due in part to an additional lender who was hired in 2007 with a strong commercial background.  These increases were primarily funded by increases in deposits and borrowings.

Total liabilities were $473.6 million at September 30, 2008 compared to $412.1 million at December 31, 2007.  Deposits at September 30, 2008 increased $37.6 million, or 11.7%, over December 31, 2007 primarily due to more aggressive pricing on promotional accounts.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, increased $25.5 million, from $85.1 million to $110.6 million.  The increases in deposits and borrowings were used primarily to fund the growth in loans and investments.  In late January 2008 and early February 2008, the Company initiated a leverage strategy to take advantage of the favorable rate environment and increase earnings.

Total stockholders’ equity decreased $6.8 million, from $50.5 million at December 31, 2007 to $43.7 million at September 30, 2008.  The decrease in equity was primarily due to a net increase to the unrealized loss on available-for-sale securities of $2.9 million, stock repurchases of $2.2 million, a net loss of $1.7 million for the nine months and dividends of $458,000 paid to stockholders, partially offset by $456,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2008 and 2007

General.     For the three months ended September 30, 2008, the Company experienced a net loss of $2.7 million compared to net income of $354,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, the Company experienced a net loss of $1.7 million, compared to net income of $941,000 for the nine months ended September 30, 2007.  The net loss in both the three and nine month periods was due to an OTTI charge on auction rate pass-through certificates secured by Fannie Mae preferred stock as the underlying collateral.  Absent the OTTI charge, net income would have been $495,000 and $1.5 million for the three and nine months ended September 30, 2008, respectively, as shown in the following table.

SELECTED OPERATIONS DATA
	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Before	OTTI	After	Before	OTTI	After
	OTTI	Charge	OTTI	OTTI	Charge	OTTI
	(Unaudited)
	(In thousands, except per share data)

Total interest income	$7,224		$7,224	$20,948		$20,948
Total interest expense	3,499		3,499	10,389		10,389
Net interest income	3,725		3,725	10,559		10,559

Provision for loan losses	200		200	475		475

Net interest income after provision for loan losses	3,525		3,525	10,084		10,084

Noninterest income (loss)	580	(3,216)	(2,636)	1,866	(3,216)	(1,350)
Noninterest expense	3,453		3,453	9,914		9,914

Income (loss) before provision
for income taxes	652		(2,564)	2,036		(1,180)
Provision for income taxes	157		157	486		486

Net income (loss)	$495		$(2,721)	$1,550		$(1,666)

Earnings (loss) per common share - basic and diluted	$0.07		$(0.40)	$0.22		$(0.24)

Net Interest Income. Net interest income increased $735,000, or 24.6%, to $3.7 million for the three months ended September 30, 2008 and increased by $1.8 million, or 21.1%, to $10.6 million for the nine months ended September 30, 2008.  The increase in net interest income for the three month period resulted from a $840,000, or 13.2%, increase in total interest income, partially offset by a $105,000, or 3.1%, increase in interest expense.  For the nine month period ended September 30, 2008, total interest income increased $2.5 million, or 13.9%, partially offset by an increase of $710,000, or 7.3%, in total interest expense.  The Company experienced an increase in the average balances of interest earning assets of 19.9% in the three month period and an increase of 17.3% for the nine month period, while the average rate earned on these assets decreased by 35 basis points and 19 basis points over the same periods.  The increase in interest earning assets for both periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 20.6% in the three month period, and by 19.6% in the nine month period, primarily in the commercial mortgage and residential mortgage portfolios.

Interest expense increased by $105,000, or 3.1% for the three months ended September 30, 2008, due to an increase of $82.9 million in the average balance of interest-bearing liabilities partially offset by a decrease in the average cost of these liabilities from 3.52% to 2.99%.  The average balance of borrowed funds increased by $38.8 million over this period and the average balance of interest-bearing deposits increased by 14.1%.  Interest expense also increased in the nine month period ended September 30, 2008 by $710,000, or 7.3%, again as a result of an increase in the average balance of interest-bearing liabilities of $69.9 million, or 18.7%.  The average cost decreased by 33 basis points from 3.44% to 3.11% over this period.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% change	2008	2007	% change
	(Dollars in thousands)
Interest income:
Loans	$6,287	$5,568	12.91%	$18,163	$15,891	14.30%
Fed Funds sold	22	43	-48.84%	56	114	-50.88%
Investment securities	871	707	23.20%	2,568	2,194	17.05%
Federal Home Loan Bank stock	44	66	-33.33%	161	199	-19.10%
Total interest income	7,224	6,384	13.16%	20,948	18,398	13.86%
Interest expense:
Certificate accounts	2,071	2,175	-4.78%	6,197	6,110	1.42%
Regular savings accounts	72	59	22.03%	204	199	2.51%
Checking and NOW accounts	37	93	-60.22%	142	434	-67.28%
Money market savings accounts	123	167	-26.35%	406	404	0.50%
Total interest-bearing deposits	2,303	2,494	-7.66%	6,949	7,147	-2.77%
FHLB advances	1,190	898	32.52%	3,428	2,525	35.76%
Other borrowings	6	2	200.00%	12	7	71.43%
Total interest expense	3,499	3,394	3.09%	10,389	9,679	7.34%
Net interest income	$3,725	$2,990	24.58%	$10,559	$8,719	21.10%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$407,075	6.18%	$337,421	6.60%	$387,338	6.25%	$323,964	6.54%
Fed Funds sold	4,218	2.09%	3,179	5.41%	2,769	2.70%	2,716	5.60%
Investment securities	71,378	4.88%	62,886	4.50%	70,284	4.87%	66,421	4.40%
Federal Home Loan Bank stock	5,965	2.95%	4,209	6.27%	5,605	3.83%	4,092	6.48%

Total interest-earning assets	$488,636	5.91%	$407,695	6.26%	$465,996	5.99%	$397,193	6.18%

Interest-bearing liabilities
Certificate accounts	$226,701	3.65%	$187,494	4.64%	$211,154	3.91%	$177,314	4.59%
Regular savings accounts & escrow	48,091	0.60%	44,794	0.53%	47,277	0.58%	46,589	0.57%
Checking and NOW accounts	54,915	0.27%	54,486	0.68%	53,935	0.35%	58,445	0.99%
Money market savings accounts	27,324	1.80%	26,190	2.55%	27,859	1.94%	23,645	2.28%

Total interest-bearing deposits	357,031	2.58%	312,964	3.19%	340,225	2.72%	305,993	3.11%
FHLB advances	110,570	4.30%	72,309	4.97%	104,173	4.39%	68,787	4.89%
Other borrowings	867	2.77%	279	2.87%	581	2.75%	264	3.54%

Total interest-bearing liabilities	$468,468	2.99%	$385,552	3.52%	$444,979	3.11%	$375,044	3.44%

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Allowance at beginning of period	$2,469	$2,073	$2,163	$2,071
Provision for loan losses	200	-	475	51

Charge-offs	-	(2)	(7)	(53)
Recoveries	-	-	38	2
Net recoveries (charge-offs)	-	(2)	31	(51)
Allowance at end of period	$2,669	$2,071	$2,669	$2,071

The Company recorded a provision for loan losses of $200,000 for the three month period ended September 30, 2008, compared to no provision in the 2007 period.  Provisions of $475,000 and $51,000 were recorded for the nine months ended September 30, 2008 and 2007, respectively.  The increase in the provisions in the 2008 periods is due primarily to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, along with an increase in nonperforming loans and general economic conditions.  The charge-offs in the 2008 period were due to two unsecured personal loans and the charge-offs in the 2007 period were due to one home equity loan and two personal loans.

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

	At September 30,	At December 31,
	2008	2007	% change
	(Dollars in thousands)
Nonaccrual loans	$2,215	$970	128.35%
Total nonperforming assets	$2,215	$970	128.35%

Total nonperforming loans to total loans	0.53%	0.27%	96.30%

Total nonperforming loans to total assets	0.43%	0.21%	104.76%

Total nonperforming assets to total assets	0.43%	0.21%	104.76%

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2008 and 2007.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$273	$244	11.89%	$790	$685	15.33%
Fees for other services	144	163	-11.66%	393	422	-6.87%
Income from bank owned life insurance	78	78	0.00%	230	231	-0.43%
Income from investment advisory services, net	48	25	92.00%	222	173	28.32%
(Loss) gain on investments	(3,216)	9	-35,833.33%	(3,111)	36	-8,741.67%
Other income	37	58	-36.21%	126	160	-21.25%
Total	$(2,636)	$577	-556.85%	$(1,350)	$1,707	-179.09%

Noninterest income, net of the OTTI charge, was a loss of $2.6 million and $1.4 million for the three and nine months ended September 30, 2008.  Excluding the $3.2 million OTTI charge, noninterest income was $580,000 and $1.9 million for the three and nine month periods ended September 30, 2008, versus $577,000 and $1.7 million for the three and nine months ended September 30, 2007, an increase of 0.5% and 9.3%, respectively.  The increases in both periods were primarily as a result of increases in the fees for services related to deposit accounts and income from investment advisory services, partially offset by decreases in fees for other services.  The increases in fees for services related to deposit accounts is due to product growth and the increase in income earned from investment advisory services is due to a higher level of referrals from branch employees and a general increase in activity.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,897	$1,745	8.71%	$5,580	$5,229	6.71%
Office occupancy	583	492	18.50%	1,660	1,479	12.24%
Computer processing	232	182	27.47%	630	541	16.45%
Advertising	162	171	-5.26%	361	426	-15.26%
Directors compensation	111	87	27.59%	397	371	7.01%
Loss (gain) on foreclosed real estate, net	-	-	N/A	3	(1)	-400.00%
Other expenses	468	481	-2.70%	1,283	1,274	0.71%
Total	$3,453	$3,158	9.34%	$9,914	$9,319	6.38%

Noninterest expense increased in the three and nine months ended September 30, 2008 primarily as a result of an increase in compensation costs, office occupancy costs and computer processing costs over the 2007 periods.  The increases in compensation costs were largely related to normal salary increases for existing staff and the opening of our tenth office in July 2008.  Rental expense, increases in property taxes and general repairs and maintenance are the reasons for the increases in office occupancy, partially due to the opening of our tenth office.  The primary reason for the increase in computer processing costs was additional product offerings.  The increases were partially offset by decreases in advertising expenses.

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

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $7.1 million, including federal funds of $33,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $64.4 million at September 30, 2008.  At September 30, 2008, the Company had the ability to borrow a total of $150.3 million from the Federal Home Loan

Bank of Boston, of which $109.8 million in borrowings was outstanding, along with $805,000 in repurchase agreements.  At September 30, 2008, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at September 30, 2008, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at September 30, 2008.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2008	2007
Commitments to extend credit:
Loan commitments	$22,777	$23,994
Unused lines of credit	20,127	22,067
Amounts due mortgagors on construction loans	27,869	22,783
Amounts due on commercial loans	15,244	7,673
Commercial letters of credit	5,070	5,698

Certificates of deposit due within one year of September 30, 2008 totaled $113.5 million, or 31.6% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2009.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2008, the Company originated $83.0 million of loans, including renewals and refinances, and purchased $24.6 million of securities.  These activities were funded primarily by an increase of $37.6 million in deposits, an increase of $25.5 million in borrowings, and the proceeds from sales and maturities of available-for-sale and held-to-maturity securities of $20.3 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $37.6 million for the nine months ended September 30, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net increase in Federal Home Loan Bank advances and repurchase agreements of $25.5 million for the nine months ended September 30, 2008.  The increases in deposit accounts and borrowings primarily funded our lending and investing activities.

The Company is not subject to separate regulatory capital requirements.  At September 30, 2008, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (“OTS”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at September 30, 2008.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	$40,145	7.74%

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	42,814	11.30%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	40,145	10.59%

Tangible Equity Capital (to Tangible Assets)	4.00%	5.00%	40,145	7.74%

In early September 2008, the U.S. Government placed Fannie Mae into conservatorship, resulting in an OTTI charge of $3.2 million on the Company’s auction rate pass-through certificates backed by Fannie Mae preferred stock.  Section 301 of the EESA, enacted on October 3, 2008, provides tax relief by treating these losses as ordinary losses rather than capital losses for federal income tax purposes.  Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a company can not record the effect of changes in tax laws until the period in which the law is enacted.  For purposes of the third quarter 2008 regulatory capital calculations, the federal banking agencies are allowing banking organizations to adjust the tax effects associated with the losses on Fannie Mae preferred stock as if Section 301 of EESA had been enacted in the third quarter 2008.  The $1.1 million tax benefit related to the OTTI loss on Fannie Mae auction rate pass-through certificates that will not be recorded for GAAP purposes in the Company’s financial statements until the quarter ending December 31, 2008 is included in the September 30, 2008 regulatory capital numbers in the table presented above.

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

For the nine months ended September 30, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at June 30, 2008 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

					Net Portfolio Value as % of
Basis Point ("bp")		Net Portfolio Value			Present Value of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)
300	bp	$28,868	$(20,620)	-42%	5.99%	-3.64%
200		35,962	(13,526)	-27%	7.30%	-2.33%
100		42,936	(6,552)	-13%	8.53%	-1.10%
50		46,325	(3,163)	-6%	9.11%	-0.52%
0		49,488	-	-	9.63%	-
(50)		51,831	2,343	5%	10.00%	0.37%
(100)		53,201	3,713	8%	10.20%	0.57%

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2008, the Company repurchased 16,700 shares of common stock for $147,625, at an average cost of $8.84 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
July	4,200	$8.75	4,200	176,204
August	7,500	$8.75	7,500	168,704
September	5,000	$9.05	5,000	163,704
Total	16,700	$8.84	16,700	163,704

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

Naugatuck Valley Financial Corporation

Date: November 12, 2008	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2008	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)