Form 10-K
period 2008-12-31
Naugatuck Valley Financial Corp
filed 2009-03-31
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, was $20,731,421.

The number of shares outstanding of the registrant’s common stock as of March 20, 2009 was 7,026,894. Of such shares outstanding, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to Stockholders and portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in south-western Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport.  In addition to our main office, we operate nine branch offices in the Greater Naugatuck Valley which we consider our market area.  The Greater Naugatuck Valley encompasses the communities in the central and lower Naugatuck Valley regions in New Haven and Fairfield Counties.  The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds and other corporate and government securities.  In addition, banks owned by Bank of America Corporation, Wells Fargo & Company, J.P. Morgan Chase & Co. and TD Bank Financial Group, all of which are large super-regional bank holding companies, also operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the non-depository financial service companies in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to continue in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Banks that have received Federal Government assistance under the Economic Stabilization Act of 2008 may be able to pay higher rates on deposits and charge lower rates on loans due to their improved capital position.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our loan portfolio consists of one- to four-family residential mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans.  Substantially all of our loans are made to borrowers residing within Connecticut.

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area.  We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.  The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Index

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

Multi-Family and Commercial Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate.  Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, offices, retail and other income producing properties, as well as owner-occupied properties used for businesses.  We intend to continue to grow this segment of our loan portfolio.

We originate multi-family and commercial real estate loans for terms generally up to 20 years.  Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years.  Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2.00 to 2.50% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate.  There are no adjustment period or lifetime interest rate caps.  Loan amounts generally do not exceed 80% of the appraised value.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property.  We require an environmental survey for multi-family and commercial real estate loans.  The largest outstanding multi-family or commercial real estate loan at December 31, 2008 was $4.8 million, of which $4.8 million was outstanding.

Index

This loan was secured by land for retail development and was performing according to its terms at December 31, 2008.

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. The largest outstanding residential construction loan at December 31, 2008 was $2.0 million, $2.0 million of which was outstanding.  This loan was performing according to its terms at December 31, 2008.  We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, single family subdivisions; as well as office buildings, retail and other income producing properties.  These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete.  In the case of a commercial construction loan, the construction period may be from nine months to two years.  Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser.  We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans.  The largest outstanding commercial construction loan at December 31, 2008 was $5.4 million, of which $2.6 million was outstanding.  This loan was secured by real estate for the construction of single family homes, and was performing according to its terms at December 31, 2008.  Our largest commercial real estate loan relationship at December 31, 2008 involved loans totaling $6.0 million, secured by two warehouse and distribution facilities.  These loans were performing according to their original terms at December 31, 2008.

We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price.  Our land loans adjust annually after a five-year initial fixed period.  Interest rates are equal to 2.75% above the one-year constant maturity Treasury index.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area.  We offer a variety of commercial lending products.  These loans are typically secured, primarily by business assets.  These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets.  We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources.  Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3.0% margin is added.  These rates will change when and as the index rate changes without caps.  Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower.

Index

Our largest commercial business loan relationship at December 31, 2008 was a loan in the amount of $1.2 million of which $173,000 was outstanding and performing according to the original terms at December 31, 2008.  This loan is secured by accounts receivable, business assets and inventory.

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

Consumer Loans. We offer a variety of consumer loans, primarily second mortgage loans and home equity lines of credit, and, to a much lesser extent, loans secured by passbook or certificate accounts, automobiles, as well as unsecured personal loans and overdraft protection accounts.  Unsecured loans generally have a maximum borrowing limit of $5,000 and a maximum term of three years.

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

We consider loan sales as a part of our interest rate risk management efforts.  We have the ability to sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals.  Generally, loans are sold without recourse and with servicing retained.  We did not sell any loans in the years ended December 31, 2008 or 2007.  We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.

Index

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000.  For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the Board of Directors loan committee must approve loans over $250,000 and up to $500,000.  Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee.  Loans of $100,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification.  For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.5 million and two members of the Board of Directors loan committee must approve loans over $750,000 and up to $1.5 million.  Loans of $500,001 to $750,000, secured by real estate, where the loan to value ratio is 80% or less supported by a conforming appraisal, can be approved by the officers’ loan committee.  Loans of $500,000 or less secured by real estate where the loan-to-value is 80% or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 80% loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee.  The Board of Directors must approve all consumer loans over $200,000.  Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2008, our regulatory limit on loans to one borrower was $6.5 million.  At that date, our largest lending relationship was $6.0 million and included two warehouse and distribution facilities all of which were performing according to the original repayment terms at December 31, 2008.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 45 days or less.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We make initial contact with the borrower when the loan becomes 15 days past due.  If payment is not then received by the 30th day of delinquency, additional letters and phone calls are made.  We send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 91 days.  At this point, we may consider loan workout arrangements with certain borrowers under certain circumstances.  If our workout efforts are unsuccessful, we generally commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or taken by the bank as other real estate owned.

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

At December 31, 2008, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than five years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, municipal securities with maturities of 15 years or less and preferred money market securities with terms of primarily 91 days or less.

Index

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.  During 2008 we enhanced overall portfolio yield by reducing our position in insured certificates of deposit, municipal, and U.S. government and agency securities and increasing our position in mortgage-backed securities. Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability Committee.  The Asset/Liability Committee is responsible for approval of investment strategies and monitoring of investment performance.  Our Executive Vice President and our Controller are co-designated investment portfolio managers who are responsible for the daily investment activities and are authorized to make investment decisions consistent with our investment policy.  The Asset/Liability Committee meets regularly with the Controller, the Executive Vice President and President and Chief Executive Officer in order to determine and review investment strategies and transactions.

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

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation.  Naugatuck Valley Mortgage Servicing, established in 1999 under Connecticut law, is a passive investment corporation organized in order to take advantage of certain state tax benefits.  Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing.  At December 31, 2008, Naugatuck Valley Mortgage Servicing had $256.5 million in assets.

Index

Personnel

At December 31, 2008, we had 117 full-time employees and 16 part-time employees, none of whom are represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Index

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008 Naugatuck Valley Savings met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company to the amount of 5% of the institution’s total assets when notified that it was undercapitalized or the amount necessary to restore the institution to adequately capitalized status.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Index

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2008, Naugatuck Valley Savings maintained 89.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act generally prohibits loans by Naugatuck Valley Financial to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Naugatuck Valley Savings to its executive officers and directors in compliance with federal banking regulations.  Federal regulations impose certain quantitative limits and require, among other things, that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  Naugatuck Valley Savings is therefore generally prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Naugatuck Valley Savings to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Naugatuck Valley Savings’ capital and surplus, or, in any event, greater than $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Loans to executive officers are subject to additional restrictions based on the category of loan involved.

Index

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

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Naugatuck Valley Savings for the year ended December 31, 2008 totaled $115,273.

Insurance of Deposit Accounts.  The deposits of Naugatuck Valley Savings are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and would effectively make the range seven to 77.5 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  Naugatuck Valley Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Naugatuck Valley Savings and its holding companies opted to participate in the unsecured debt guarantee program.

Federal law also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  Naugatuck Valley Savings’ one-time credit approximated $161,695, of which $80,651 and $81,044 was used to offset assessments in 2007 and 2008, respectively.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

Index

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Naugatuck Valley Savings.  On February 27, 2009, the Federal Deposit Insurance Corporation took action designed to allow the Deposit Insurance Fund to withstand the problems facing the banking industry.  The proposed action will impose a special emergency assessment on all insured banks amounting to 20 basis points on insured deposits as of June 30, 2009 and payable on September 30, 2009.  As a result of this action, the Bank may be subject to a potential assessment of approximately $775,000.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $6.3 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System.

The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Naugatuck Valley Savings complies with the foregoing requirements.

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

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Naugatuck Valley Mutual, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies.  In addition, mutual holding companies may engage in activities permitted for financial holding companies.  Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

Below is information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his current position for at least the last five years.  Ages presented are as of December 31, 2008.

Index

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989.  Mr. Alegi has served with Naugatuck Valley Savings since 1970.  Age 62.

Lee R. Schlesinger was appointed Senior Vice President and Chief Financial Officer of Naugatuck Valley Mutual, Naugatuck Valley Financial and Naugatuck Valley Savings in December, 2007.  Prior to that, he served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004, and as Vice President and Treasurer of Naugatuck Valley Savings since August 2004.  Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003.  Mr. Schlesinger has served with Naugatuck Valley Savings since 1983.  Age 48.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001.  Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank.  Age 62.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005.  Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust.  Age 52.

ITEM 1A.	RISK FACTORS.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest yield is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest yield and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

If we do not achieve profitability on new branches, the new branches may negatively impact our earnings.

We opened a new branch office in the Heritage Village section of Southbury, Connecticut in June 2008.  In addition, we opened three new branch offices in Waterbury, Southbury and Cheshire, Connecticut in the third quarter of 2006, and we opened a new branch office in Seymour, Connecticut in January 2005.    We intend to continue to pursue opportunities to pursue expansion of our branch network, as well as to upgrade our current branch facilities.  We cannot assure you that our branch expansion strategy and our branch upgrading will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.  Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy.  Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.  In addition to branch employees, we will hire lending and other employees to support our expanded infrastructure.

Index

Our increased emphasis on commercial and construction lending and the unseasoned nature of these loans may expose us to increased lending risks and could impact the level of our allowance for loan losses.

Since December 31, 2002, our commercial real estate, commercial business and residential construction loan portfolio has increased $160.3 million, or 849.8%, and at December 31, 2008, $179.2 million, or 41.0%, of our loan portfolio consisted of these commercial real estate, construction and commercial business loans.  We intend to continue to emphasize these types of lending.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers for commercial business loans and for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  These factors can be impacted by many variables including economic events beyond the borrowers’ control.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2008, our investment portfolio included securities with a book value of $66.3 million and an estimated fair value of $63.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.  See note 3 of the notes to financial statements in the Company’s 2008 Annual Report to stockholders.

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

Index

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment, of up to 20 basis points of assessed deposits as of June 30, 2009, will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase as much as $750,000 in 2009 as compared to 2008 as a result of this special assessment.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance, or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

The market price of our common stock may be materially adversely affected by market volatility.

Many publicly traded financial services companies have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.  We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

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

Index

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2008	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)
Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,572	23,000	Owned	—

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,235	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	272	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	125	1,950	Leased	2013 (1)

249 West Street (2) Seymour, CT 06483	2002	2,240	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	476	3,000	Leased	2020 (3)

1699 Highland Avenue, Cheshire, CT 06410	2006	71	3,000	Leased	2011 (4)

450 Heritage Road, Suite 3C Southbury, CT 06488	2008	95	3,000	Leased	2018 (5)

1570 Southford Road (6) Southbury, CT 06488	2006	1,738	4,823	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	15	1,239	Leased	2011 (7)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	23	1,725	Leased	2014 (8)

135 South Main Street (9) Beacon Falls, CT 06403	2003	159	N/A	Owned	—
_________________________
(1)	We have an option to renew this lease for three additional five-year periods.
(2)
This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for the bank.  The building also includes 4,535 square feet of rentable space which is currently leased until 2013.  The tenant has an option to renew this lease for three additional five year periods.

(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for three additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.
(6)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of rental space, none of which was rented as of December 31, 2008.
(7)	We have an option to renew this lease for four additional five-year periods.
(8)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2011.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

Index

ITEM 3.	LEGAL PROCEEDINGS.

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

The information required by this item regarding the market for Naugatuck Valley Financial’s common equity and related stockholder matters, other than information relating to restrictions on Naugatuck Valley Financial’s payment of dividends which is provided below, is incorporated herein by reference to Naugatuck Valley Financial’s 2008 Annual Report to Stockholders at “Investor and Corporate Information.”

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings.  For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Associations—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 13 to the Consolidated Financial Statements included in Naugatuck Valley Financial’s 2008 Annual Report to Stockholders.

The following table presents information regarding Naugatuck Valley Financial stock repurchases during the three months ended December 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	--	--	--	163,704
November	--	--	--	163,704
December	--	--	--	163,704
Total	--	--	--	163,704

On February 19, 2008, the Company announced that the Board of Directors authorized the Company to repurchase up to 361,207 shares, or approximately 5%, of the outstanding shares of common stock, including the shares held by Naugatuck Valley Mutual Holding Company.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The number of shares remaining to be purchased under the plan in the table above does not reflect the number of shares authorized in this repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial and Other Data” in Naugatuck Valley Financial’s 2008 Annual Report to Stockholders.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding financial statements is incorporated herein by reference to Naugatuck Valley Financial’s 2008 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s 2008 Annual Report to Stockholders.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Proposal 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information regarding executive compensation is incorporated herein by reference to Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Index

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	353,580	$11.13	20,627

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	353,580	$11.13	20,627

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information relating to certain relationships and related transactions, and director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters” in Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND EXPENSES.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 2 – Ratification of Independent Registered Public Accounting Firm” in Naugatuck Valley Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The following are filed as a part of this report by means of incorporation by reference to Naugatuck Valley Financial’s 2008 Annual Report to Stockholders:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

●	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

●	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

●	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (4)*
10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (4) *
10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (5)*
10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (3)*
10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (3)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (3)*
10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.8	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline *
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct (7)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*Management contract or compensation plan arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the three months ended September 30, 2004.
(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2007.

Index

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(6)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 25, 2009	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 25, 2009
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Senior Vice President and Chief	March 25, 2009
Lee R. Schlesinger	Financial Officer
(principal accounting and
financial officer)

/s/ Ronald D. Lengyel	Director	March 25, 2009
Ronald D. Lengyel

/s/ Carlos S. Batista	Director	March 25, 2009
Carlos S. Batista

/s/ Richard M. Famiglietti	Director	March 25, 2009
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 25, 2009
James A. Mengacci

/s/ Michael S. Plude	Director	March 25, 2009
Michael S. Plude

/s/ Camilo P. Vieira	Director	March 25, 2009
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 25, 2009
Jane H. Walsh