Form 10-Q
period 2009-03-31
Naugatuck Valley Financial Corp
filed 2009-05-15
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 8, 2009, there were 7,026,813 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from depository institutions	$6,456	$8,214
Investment in federal funds	11,728	33
Investment securities available for sale	53,185	63,844
Loans receivable, net	440,010	431,976
Accrued income receivable	1,974	2,099
Premises and equipment, net	10,385	10,565
Bank owned life insurance	8,662	8,579
Federal Home Loan Bank stock	6,252	6,252
Other assets	4,082	3,824

Total assets	$542,734	$535,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$379,722	$363,026
Borrowed funds	110,903	119,148
Mortgagors' escrow accounts	2,533	4,562
Other liabilities	1,920	3,061

Total liabilities	495,078	489,797

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding
Common stock, $.01 par value; 25,000,000 shares authorized;	-	-
7,604,375 shares issued, 7,026,813 shares outstanding at March
31, 2009 and 7,026,894 shares outstanding at December 31, 2008	76	76
Paid-in capital	33,691	33,637
Retained earnings	23,514	23,303
Unearned ESOP shares (213,624 shares at March 31, 2009
and December 31, 2008)	(2,136)	(2,136)
Unearned stock awards (61,080 shares at March 31, 2009
and 61,780 shares at December 31, 2008)	(672)	(680)
Treasury stock, at cost (579,395 shares at March 31, 2009
and 579,314 shares at December 31, 2008)	(6,108)	(6,107)
Accumulated other comprehensive loss	(709)	(2,504)

Total stockholders' equity	47,656	45,589

Total liabilities and stockholders' equity	$542,734	$535,386

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Interest income
Interest on loans	$6,378	$5,918
Interest and dividends on investments and deposits	710	928
Total interest income	7,088	6,846

Interest expense
Interest on deposits	2,300	2,481
Interest on borrowed funds	1,115	1,065
Total interest expense	3,415	3,546

Net interest income	3,673	3,300

Provision for loan losses	285	162

Net interest income after provision for loan losses	3,388	3,138

Noninterest income
Fees for services related to deposit accounts	234	244
Gain on investments	176	59
Fees for other services	125	117
Income from bank owned life insurance	84	75
Income from investment advisory services, net	56	82
Other income	31	50
Total noninterest income	706	627

Noninterest expense
Compensation, taxes and benefits	1,884	1,808
Office occupancy	534	523
FDIC insurance premiums	235	9
Computer processing	222	195
Directors compensation	199	183
Advertising	55	81
Loss on foreclosed real estate, net	6	3
Other expenses	463	403
Total noninterest expense	3,598	3,205

Income before provision
for income taxes	496	560

Provision for income taxes	127	106

Net income	$369	$454

Earnings per common share - Basic and Diluted	$0.05	$0.06

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities	(Unaudited)
Net income	$369	$454
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	285	162
Depreciation and amortization expense	218	197
Net amortization (accretion) from investments	14	18
Amortization of intangible assets	8	8
Stock-based compensation	165	173
Gain on sale of investments	(176)	(59)
Net change in:
Accrued income receivable	125	(40)
Deferred loan fees	19	71
Cash surrender value of life insurance	(83)	(75)
Other assets	(86)	216
Other liabilities	97	(244)
Net cash provided by operating activities	955	881
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	2,152	2,630
Proceeds from sale of available-for-sale securities	10,508	6,134
Proceeds from maturities of held-to-maturity securities	-	190
Purchase of available-for-sale securities	-	(14,846)
Purchase of Federal Home Loan Bank stock	-	(938)
Loan originations net of principal payments	(8,563)	(17,439)
Purchase of property and equipment	(38)	(201)
Net cash provided (used) by investing activities	4,059	(24,470)
Cash flows from financing activities
Net change in time deposits	7,755	(1,118)
Net change in other deposit accounts	8,941	11,958
Net change in mortgagors' escrow deposits	(2,029)	(1,742)
Advances from Federal Home Loan Bank	-	26,415
Repayment of advances from Federal Home Loan Bank	(11,275)	(5,668)
Change in short term borrowings	(1,340)	-
Net change in repurchase agreements	3,029	48
Treasury stock acquired	-	(1,036)
Dividends paid to stockholders	(158)	(142)
Net cash provided by financing activities	4,923	28,715
Net change in cash and cash equivalents	9,937	5,126
Cash and cash equivalents at beginning of period	8,247	8,370
Cash and cash equivalents at end of period	$18,184	$13,496
Cash paid during the period for:
Interest	$10,427	$9,635
Income taxes	818	221
Non-cash transactions:
Transfer of loans to foreclosed real estate	$223	$-

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company has elected to adopt this FSP for the quarter ended March 31, 2009 as permitted.  The adoption of FSP No. 157-4 resulted in a decrease in the Company’s unrealized losses on available-for-sale securities of $3.5 million.  This change affected the Company’s statement of financial condition only and had no impact on the Company’s results of operations for the quarter ended March 31, 2009.  For additional information, see Note 5.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Company has elected not to adopt this FSP early. The adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 5 – FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Generally Accepted Accounting Principles in the U.S. (“GAAP”) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2.  The Company’s investment in Auction-rate trust preferred securities are classified as Level 3, as discussed below.

Auction-rate trust preferred securities:  The Company owns approximately $9.3 million par-value of auction-rate trust preferred securities (“ARP”).  These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured by preferred stock issued by high-quality, investment grade companies, generally other financial institutions (“collateral preferred shares”).  The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

The trusts which issued the ARP certificates own various callable preferred shares of stock issued by a single entity.  In addition to the call dates for redemption established by the collateral preferred shares, each trust has a maturity date upon which the trust itself will terminate, and the value of the remaining collateral preferred shares will be distributed to the owners of the trust certificates. The value of the remaining collateral preferred shares is not guaranteed, and may be more or less than the stated par value of the collateral preferred shares, and is dependent on the market value of those collateral preferred share on the date of the trust’s maturity.

The certificates issued by the trusts traded in an active, open auction market, with each individual trust establishing the frequency of its auctions, typically every 90 days (the “reset date”).  The results of an auction would be the exchange of certificates, at par, between participants entering or exiting the market, and the resetting of the yield to be earned by holders of the Class A certificates as well as the holders of other classes of trust certificates.

During 2007, the periodic auctions for these types of securities began to fail, which meant there were more sellers of existing securities than there were ready buyers.  The auction failures did not result in the loss of any principal value to the certificate holders, but prevented many sellers from exiting, or redeeming, their certificates at the reset date.  These unsuccessful sellers were required to continue to hold the certificates until the next schedule reset date. To compensate these unsuccessful sellers, the failed auctions triggered a penalty-rate feature which provided that owners of the Class A certificates were entitled to a higher portion of the dividends, and thus a higher yield, on the Class A certificates.

During this time, the Company attempted to divest itself of the ARPs, but was prevented from doing so due to the continued failure of the auction market.  The Company periodically evaluated the ARPs for impairment, but determined that none existed since successful auctions continued to occur, although with less frequency, and those certificates continued to trade at par value.  In addition, the Company continued to receive above-market yields on its ARPs due to the penalty-rate feature described above.

In early 2008, Merrill Lynch and Bear Sterns, which were the dominant market makers for the ARPs, stopped supporting the auctions, and the market became inactive.  However, the trusts continued to pay the above-market penalty rates on the Class A certificates owned by the Company.  The Company continued to carry its investments at par value, despite the increased liquidity risk, because the credit strength of the issuers of the collateral preferred shares remained high, and the yield remained above-market.  ARP pricing, as quoted by the Company’s investment advisors supported management’s conclusions regarding the fair value of its investments in the ARPs.

In September, 2008, the turmoil in the financial markets caused the value of the underlying collateral preferred shares to decline dramatically.  Quoted prices for the ARPs from the Company’s investment advisors also declined, and the Company recorded a temporary impairment adjustment to the carrying value of the ARPs which are classified as available-for-sale.  A temporary impairment reduces the carrying value of the investment security with an offsetting reduction in the capital accounts of the Company.

The Company had difficulty identifying market prices of comparable instruments for ARPs due to the inactive market.  As a result, during the fourth quarter of 2008, and prior to the Company’s adoption of FSP 157-4, the Company modified its methodology for determining the fair value of the ARPs (classified as level 3), and used the quoted market values of the collateral preferred shares, adjusted for the higher yield earned by the Company through the Class A certificates compared with the nominal rate available to a direct owner of the collateral preferred shares.  The Company continued to record a temporary impairment adjustment on the ARPs, primarily due to the depressed market values of the underlying collateral preferred shares.

The Company adopted FSP157-4 in the first quarter of 2009, as permitted by the FSP.  The Company concluded that the market value of the underlying collateral preferred shares did not represent orderly transactions and adopted the use of a discounted cash flow model to determine the value of its investments in the ARPs.

The new valuation model is based upon the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of the preferred shares, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust.

Credit-ratings for each of the issuers of the collateral preferred stock remain high, and the expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par.  The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.  Due to uncertainties inherent in the model, management selected from within the projected range of values, approaching 95% of par value for the ARP certificates secured by collateral preferred stock of issuers rated at investment grade, to 80% of par value for two ARP certificates where the issuer was recently downgraded but remains within the investment-grade rating category.

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).  There were no loans held for sale at March 31, 2009 or December 31, 2008.

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2009 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale	$53,185	$-	$44,732	$8,453
Residential loans held for sale	-	-	-	-

Financial instruments recorded using the fair value option
Under GAAP, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The Company has elected the fair value option prospectively for residential loans held for sale.

NOTE 6 – INVESTMENT SECURITIES

At March 31, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,535	$64	$-	$1,599
Corporate bonds	1,000	-	(750)	250
Mortgage-backed securities	38,730	1,142	(17)	39,855
Collateralized mortgage obligations	3,298	-	(270)	3,028
Total debt securities	44,563	1,206	(1,037)	44,732
Auction-rate trust preferred securities	9,273	-	(820)	8,453

Total available-for-sale securities	$53,836	$1,206	$(1,857)	$53,185

At December 31, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,537	$67	$-	$1,604
Municipal obligations	8,888	113	(8)	8,993
Corporate bonds	1,000	-	(710)	290
Mortgage-backed securities	42,297	804	(71)	43,030
Collateralized mortgage obligations	3,339	-	(156)	3,183
Total debt securities	57,061	984	(945)	57,100
Auction-rate trust preferred securities	9,273	-	(2,529)	6,744

Total available-for-sale securities	$66,334	$984	$(3,474)	$63,844

The Company had no securities classified as held-to-maturity at March 31, 2009 or December 31, 2008.

The Company has identified other investment securities in which the fair value of the security is less than the cost of the security.  This can be from an increase in interest rates since the time of purchase or from deterioration in the credit quality of the issuer.  All investment securities which have unrealized losses have undergone an internal impairment review.

Management’s review for impairment generally entails identification and analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period; discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and documentation of the results of these analyses. As a result of the reviews, management has determined that there has been no deterioration in credit quality subsequent to purchase, and believes that these unrealized losses are temporary and are the result of changes in market interest rates and market conditions over the past several years.

At March 31, 2009, these securities had an aggregate fair value of $13,373,000 which resulted in an unrealized loss of $1,857,000 as compared with securities with an aggregate fair value of $16,705,000 with an unrealized loss of $3,474,000 at December 31, 2008.

NOTE 7 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Real estate loans:
One-to-four family	$217,940	$216,201
Construction	52,148	50,596
Multi-family and commercial real estate	108,350	106,028
Total real estate loans	378,438	372,825

Commercial business loans	24,692	22,567
Consumer loans:
Savings accounts	1,066	1,093
Personal	211	262
Automobile	258	271
Home equity	40,123	39,655
Total consumer loans	41,658	41,281
Totals loans	444,788	436,673

Less:
Allowance for loan losses	3,143	2,869
Undisbursed construction loans	1,087	1,299
Deferred loan origination fees	548	529
Loans receivable, net	$440,010	$431,976

Nonperforming loans totaled approximately $2.4 million at March 31, 2009 and approximately $2.7 million at December 31, 2008.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $125,000 at March 31, 2009 and $140,000 at December 31, 2008.

At March 31, 2009, the Bank had approximately $66,000 of loans which were considered to be impaired with an allocated allowance of $16,447 compared with approximately $254,000 of such loans at December 31, 2008 with no allocated allowance.  The decrease is primarily due to one residential mortgage which was reclassified as other real estate owned during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	March 31,	December 31,
(In thousands)	2009	2008

Balance at beginning of year	$2,869	$2,163
Provision for loan losses	285	675
Loans written off	(11)	(7)
Recoveries of loans written off	-	38

Balance at end of period	$3,143	$2,869

NOTE 8 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three months ended March 31, 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).

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

	Three Months Ended
	March 31,
	2009	2008

Net income	$369,000	$454,000

Weighted-average common shares outstanding:
Basic	6,813,263	6,993,902
Effect of dilutive stock options
and restrictive stock awards	-	-
Diluted	6,813,263	6,993,902

Net income per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

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

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net income	$369	$454

Net unrealized gain on
securities available for sale
during the period, net of tax	1,795	506

Total Comprehensive Income	$2,164	$960

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $135,880 for the three months ended March 31, 2009, compared to $127,097 for the three months ended March 31, 2008, in connection with the stock option and restricted stock awards.

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

NOTE 11 - DIVIDENDS

On January 22, 2009, the Company's Board of Directors declared a cash dividend of $0.06 per outstanding common share, which was paid on March 3, 2009, to stockholders of record as of the close of business on February 4, 2009.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased by $7.3 million, or 1.4%, to $542.7 million during the period from December 31, 2008 to March 31, 2009, primarily due to an increase of $11.7 million in federal funds, an increase of $8.0 million in loans, partially offset by a $10.7 million decrease in investment securities.  The increase in loans primarily reflects increases of $2.3 million in our commercial real estate loans and $2.1 million in commercial business loans, followed by smaller increases in residential mortgages, construction loans and consumer loans.  These increases were primarily funded by increases in deposits.

Total liabilities were $495.1 million at March 31, 2009 compared to $489.8 million at December 31, 2008.  Deposits at March 31, 2009 increased $16.7 million, or 4.6%, over December 31, 2008.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $8.2 million, from $119.1 million at December 31, 2008 to $110.9 million at March 31, 2009.  The increases in deposits were used primarily to fund the growth in loans, and to a lesser extent, repay borrowings.

Total stockholders’ equity increased $2.1 million, from $45.6 million at December 31, 2008 to $47.7 million at March 31, 2009.  The increase in stockholders’ equity was primarily due to a net decrease to the unrealized loss on available-for-sale securities of $1.8 million, net income of $369,000 for the three month period and $63,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $158,000 paid to stockholders.

Comparison of Operating Results For the Three Months Ended March 31, 2009 and 2008

General.     For the three months ended March 31, 2009, the Company recorded net income of $369,000 compared to net income of $454,000 for the three months ended March 31, 2008, a decrease of $85,000, or 18.7%.  The decrease was primarily due to a decrease in interest and dividends on investments, an increase in the provision for loan losses and an increase in FDIC insurance premiums.

Net Interest Income. Net interest income increased $373,000, or 11.3%, to $3.7 million for the three months ended March 31, 2009.  The increase in net interest income for the period resulted from a $242,000, or 3.5%, increase in total interest income, combined with a $131,000, or 3.7%, decrease in interest expense.  The Company experienced an increase in the average balances of interest earning assets of 15.0% in the three month period, while the average rate earned on these assets decreased by 61 basis points.  The increase in interest earning assets is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 17.5%, primarily in the commercial mortgage and residential mortgage portfolios.

Interest expense decreased by $131,000, or 3.7% for the three months ended March 31, 2009.  The decrease is due to a reduction of 59 basis points in the average cost of interest bearing liabilities, from 3.35% to 2.76%.  The decrease in rate was partially offset by a $70.7 million increase in the average balance.  The average balance of borrowed funds increased by $23.1 million, or 24.6% over this period and the average balance of interest-bearing deposits increased by $47.6 million, or 14.4%.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,378	$5,918	7.77%
Fed Funds sold	3	28	(89.29	) %
Investment securities	707	833	(15.13	) %
Federal Home Loan Bank stock	-	67	(100.00	) %
Total interest income	7,088	6,846	3.53%
Interest expense:
Certificate accounts	2,096	2,192	(4.38	) %
Regular savings accounts	96	64	50.00%
Checking and NOW accounts	12	72	(83.33	) %
Money market savings accounts	96	153	(37.25	) %
Total interest-bearing deposits	2,300	2,481	(7.30	) %
FHLB advances	1,105	1,063	3.95%
Other borrowings	10	2	400.00%
Total interest expense	3,415	3,546	(3.69	) %
Net interest income	$3,673	$3,300	11.30%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Interest-earning assets
Loans	$434,724	5.87%	$369,931	6.40%
Fed Funds sold	11,444	0.10%	2,866	3.91%
Investment securities	59,580	4.75%	67,456	4.94%
Federal Home Loan Bank stock	6,252	0.00%	5,073	5.28%

Total interest-earning assets	$512,000	5.54%	$445,326	6.15%

Interest-bearing liabilities
Certificate accounts	$240,824	3.48%	$202,738	4.32%
Regular savings accounts & escrow	53,515	0.72%	43,997	0.58%
Checking and NOW accounts	57,643	0.08%	55,098	0.52%
Money market savings accounts	25,137	1.53%	27,724	2.21%

Total interest-bearing deposits	377,119	2.44%	329,557	3.01%
FHLB advances	115,332	3.83%	93,772	4.53%
Other borrowings	1,784	2.24%	218	3.67%

Total interest-bearing liabilities	$494,235	2.76%	$423,547	3.35%

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Allowance at beginning of period	$2,869	$2,163
Provision for loan losses	285	162

Charge-offs	(11)	-
Recoveries	-	-
Net recoveries (charge-offs)	(11)	-
Allowance at end of period	$3,143	$2,325

The Company recorded a provision for loan losses of $285,000 for the three month period ended March 31, 2009, compared to $162,000 for the 2008 period.  The increase in the provisions in the 2009 period is due primarily to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, and general economic conditions.  The charge-offs in the 2009 period were due to two unsecured personal loans and a commercial line of credit.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company modified the terms of one residential mortgage, four commercial mortgages and two commercial loans during the quarter ended March 31, 2009 totaling $4.9 million.  These loans have been performing under the new terms since the modification.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31,	At December 31,
	2009	2008	% Change
	(Dollars in thousands)
Nonaccrual loans	$2,360	$2,678	(11.87	) %
Real estate owned	223	-	N/A
Total nonperforming assets	$2,583	$2,678	(3.55	) %

Total nonperforming loans to total loans	0.53%	0.62%	(14.52	) %

Total nonperforming loans to total assets	0.43%	0.50%	(14.00	) %

Total nonperforming assets to total assets	0.48%	0.50%	(4.00	) %

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$234	$244	(4.10	) %
Gain on investments	176	59	198.31%
Fees for other services	125	117	6.84%
Income from bank owned life insurance	84	75	12.00%
Income from investment advisory services, net	56	82	(31.71	) %
Other income	31	50	(38.00	) %
Total	$706	$627	12.60%

Noninterest income increased $79,000, or 12.6%, for the three months ended March 31, 2009 over the same 2008 period primarily as a result of an increase in the gain on the sale of investments.  The increase in the gain on the sale of investments was primarily a result of the sale of our entire municipal bond portfolio during the 2009 quarter.  The Company also experienced increases in the noninterest income from bank owned life insurance and fees for other services.  These increases were partially offset by decreases in income from investment advisory services and fees related to deposit accounts.

Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,884	$1,808	4.20%
Office occupancy	534	523	2.10%
FDIC insurance premiums	235	9	2,511.11%
Computer processing	222	195	13.85%
Directors compensation	199	183	8.74%
Advertising	55	81	(32.10	) %
Loss on foreclosed real estate, net	6	3	100.00%
Other expenses	463	403	14.89%
Total	$3,598	$3,205	12.26%

Noninterest expense increased in the three months ended March 31, 2009 primarily as a result of an increase in FDIC insurance expense and computer processing costs over the 2008 period.  The Company also experienced smaller increases in compensation costs and office occupancy costs during the period.  The increase in FDIC insurance expense is largely related to higher premiums being charged by the FDIC along with higher average balances over the 2008 period.  Additionally, the Bank used its’ final portion of the one-time assessment credit in the quarter ended March 31, 2008.  The increases in computer processing costs, compensation expenses and office occupancy costs are partially due to the opening of our tenth office in July of 2008.  The increases were partially offset by decreases in advertising expenses.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $18.2 million, including federal funds of $11.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.2 million at March 31, 2009.  At March 31, 2009, the Company had the ability to borrow a total of $153.0 million from the Federal Home Loan Bank of Boston, of which $107.1 million in borrowings was outstanding, along with $3.8 million in repurchase agreements.  At March 31, 2009, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at March 31, 2009, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at March 31, 2009.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	March 31,	December 31,
(In thousands)	2009	2008
Commitments to extend credit:
Loan commitments	$17,826	$5,807
Unused lines of credit	20,850	20,328
Amounts due mortgagors on construction loans	24,425	25,855
Amounts due on commercial loans	15,948	15,384
Commercial letters of credit	4,485	5,125

Certificates of deposit due within one year of March 31, 2009 totaled $131.8 million, or 34.7% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2010.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2009, the Company originated $19.9 million of loans, including renewals and refinances.  The Company did not purchase any investments during this period.  These activities were funded primarily by an increase of $16.7 million in deposits and the proceeds from sales and maturities of available-for-sale securities of $12.7 million.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $16.7 million for the three months ended March 31, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $12.6 million for the three months ended March 31, 2009.  The increases in deposit accounts primarily funded our lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

The Company is not subject to separate regulatory capital requirements.  At March 31, 2009, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (“OTS”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at March 31, 2009.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	$41,036	7.59%

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	44,179	11.13%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	41,036	10.33%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	41,036	7.59%

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

For the three months ended March 31, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at December 31, 2008 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

					Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value				Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change
	(Dollars in thousands)

300 bp	$31,211	$(12,815)	(29	) %	5.94%	(1.98	) %
200	38,299	(5,727)	(13	) %	7.11%	(0.81	) %
100	43,041	(985)	(2	) %	7.84%	(0.08	) %
50	43,809	(217)	(0	) %	7.92%	-%
0	44,026	-	-		7.92%	-
(50)	43,240	(786)	(2	) %	7.74%	(0.18	) %
(100)	41,718	(2,308)	(5	) %	7.45%	(0.47	) %

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2009, the Company repurchased 81 shares of common stock for $482, at an average cost of $5.95 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January	-	$-	-	163,704
February	-	$-	-	163,704
March	81	$5.95	81	163,623

Total	81	$5.95	81	163,623

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

Naugatuck Valley Financial Corporation

Date: May 13, 2009	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2009	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)