Form 10-Q
period 2009-06-30
Naugatuck Valley Financial Corp
filed 2009-08-13
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐     No  ☒

As of August 6, 2009, there were 7,022,866 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from depository institutions	$8,161	$8,214
Investment in federal funds	270	33
Investment securities available-for-sale, at fair value	49,892	63,844
Investment securities held-to-maturity, at amortized cost	1,538	-
Loans receivable, net	446,336	431,976
Accrued income receivable	1,959	2,099
Premises and equipment, net	10,210	10,565
Bank owned life insurance	8,750	8,579
Federal Home Loan Bank stock, at cost	6,252	6,252
Other assets	3,850	3,824

Total assets	$537,218	$535,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$373,705	$363,026
Borrowed funds	108,298	119,148
Mortgagors' escrow accounts	4,887	4,562
Other liabilities	2,436	3,061

Total liabilities	489,326	489,797

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding
Common stock, $.01 par value; 25,000,000 shares authorized;	-	-
7,604,375 shares issued, 7,026,813 shares outstanding at June
30, 2009 and 7,026,894 shares outstanding at December 31, 2008	76	76
Paid-in capital	33,746	33,637
Retained earnings	23,621	23,303
Unearned ESOP shares (213,624 shares at June 30, 2009
and December 31, 2008)	(2,136)	(2,136)
Unearned stock awards (61,080 shares at June 30, 2009
and 61,780 shares at December 31, 2008)	(672)	(680)
Treasury stock, at cost (579,395 shares at June 30, 2009
and 579,314 shares at December 31, 2008)	(6,108)	(6,107)
Accumulated other comprehensive loss	(635)	(2,504)

Total stockholders' equity	47,892	45,589

Total liabilities and stockholders' equity	$537,218	$535,386

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Interest income
Interest on loans	$6,387	$5,958	$12,765	$11,876
Interest and dividends on investments and deposits	620	919	1,330	1,848
Total interest income	7,007	6,877	14,095	13,724

Interest expense
Interest on deposits	2,164	2,165	4,464	4,646
Interest on borrowed funds	1,102	1,178	2,217	2,243
Total interest expense	3,266	3,343	6,681	6,889

Net interest income	3,741	3,534	7,414	6,835

Provision for loan losses	272	113	557	275

Net interest income after provision for loan losses	3,469	3,421	6,857	6,560

Noninterest income
Fees for services related to deposit accounts	258	273	493	517
Fees for other services	174	132	299	249
Income from investment advisory services, net	101	92	158	174
Income from bank owned life insurance	87	78	171	153
Gain on investments	-	46	176	105
Other income	25	40	56	89
Total noninterest income	645	661	1,353	1,287

Noninterest expense
Compensation, taxes and benefits	1,943	1,837	3,827	3,684
Office occupancy	559	554	1,093	1,078
FDIC insurance premiums	389	13	625	22
Computer processing	248	203	470	398
Advertising	130	118	185	199
Directors compensation	118	142	317	287
Loss on foreclosed real estate, net	2	-	9	3
Other expenses	407	390	870	793
Total noninterest expense	3,796	3,257	7,396	6,464

Income before provision
for income taxes	318	825	814	1,383

Provision for income taxes	79	223	206	328

Net income	$239	$602	$608	$1,055

Earnings per common share - Basic and Diluted	$0.04	$0.09	$0.09	$0.15

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities	(Unaudited)
Net income	$608	$1,055
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	557	275
Depreciation and amortization expense	426	405
Net amortization from investments	35	36
Amortization of intangible assets	17	17
Stock-based compensation	332	346
Gain on sale of investments	(176)	(106)
Net change in:
Accrued income receivable	140	41
Deferred loan fees	(18)	64
Cash surrender value of life insurance	(171)	(153)
Other assets	76	(144)
Other liabilities	501	(56)
Net cash provided by operating activities	2,327	1,780
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,489	5,077
Proceeds from sale of available-for-sale securities	10,508	12,631
Proceeds from maturities of held-to-maturity securities	27	190
Purchase of held-to-maturity securities	(1,566)	-
Purchase of available-for-sale securities	-	(23,082)
Purchase of Federal Home Loan Bank stock	-	(1,333)
Loan originations net of principal payments	(15,053)	(36,510)
Purchase of property and equipment	(72)	(532)
Net cash used by investing activities	(667)	(43,559)
Cash flows from financing activities
Net change in time deposits	2,442	9,026
Net change in other deposit accounts	8,237	6,502
Net change in mortgagors' escrow deposits	325	383
Advances from Federal Home Loan Bank	-	38,465
Repayment of advances from Federal Home Loan Bank	(17,613)	(10,903)
Change in short term borrowings	(1,340)	-
Net change in repurchase agreements	6,762	536
Treasury stock acquired	-	(2,083)
Dividends paid to stockholders	(289)	(300)
Net cash (used) provided by financing activities	(1,476)	41,626
Net change in cash and cash equivalents	184	(153)
Cash and cash equivalents at beginning of period	8,247	8,370
Cash and cash equivalents at end of period	$8,431	$8,217
Cash paid during the period for:
Interest	$6,335	$6,927
Income taxes	226	508
Non-cash transactions:
Transfer of loans to foreclosed real estate	$223	$-

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

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company elected to adopt this FSP for the quarter ended March 31, 2009 as permitted.  The adoption of FSP No. 157-4 resulted in a decrease in the Company’s unrealized losses on available-for-sale securities of $3.5 million.  This change affected the Company’s statement of financial condition only and had no impact on the Company’s results of operations for the quarter ended March 31, 2009.  For additional information, see Note 11.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  The adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of August 12, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

NOTE 5 – INVESTMENT SECURITIES

At June 30, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,533	$36	$-	$1,569
Corporate bonds	1,000	-	(670)	330
Mortgage-backed securities	35,442	931	(6)	36,367
Collateralized mortgage obligations	3,232	11	(162)	3,081
Total debt securities	41,207	978	(838)	41,347
Auction-rate trust preferred securities	9,273	37	(765)	8,545

Total available-for-sale securities	$50,480	$1,015	$(1,603)	$49,892

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	$1,538	$-	$(3)	$1,535

Total held-to-maturity securities	$1,538	$-	$(3)	$1,535

At December 31, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,537	$67	$-	$1,604
Municipal obligations	8,888	113	(8)	8,993
Corporate bonds	1,000	-	(710)	290
Mortgage-backed securities	42,297	804	(71)	43,030
Collateralized mortgage obligations	3,339	-	(156)	3,183
Total debt securities	57,061	984	(945)	57,100
Auction-rate trust preferred securities	9,273	-	(2,529)	6,744

Total available-for-sale securities	$66,334	$984	$(3,474)	$63,844

The Company had no securities classified as held-to-maturity at December 31, 2008.

The Company has identified investment securities in which the fair value of the security is less than the cost of the security.  This can be from an increase in interest rates since the time of purchase or from deterioration in the credit quality of the issuer.  All investment securities which have unrealized losses have undergone an internal impairment review.

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

At June 30, 2009, these securities had an aggregate fair value of $11.6 million which resulted in an unrealized loss of $1.6 million as compared to an aggregate fair value of $16.7 million with an unrealized loss of $3.5 million at December 31, 2008.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Real estate loans:
One-to-four family	$222,612	$216,201
Construction	47,876	50,596
Multi-family and commercial real estate	115,229	106,028
Total real estate loans	385,717	372,825

Commercial business loans	26,734	22,567
Consumer loans:
Savings accounts	985	1,093
Personal	242	262
Automobile	227	271
Home equity	39,727	39,655
Total consumer loans	41,181	41,281
Totals loans	453,632	436,673

Less:
Allowance for loan losses	3,416	2,869
Undisbursed construction loans	3,369	1,299
Deferred loan origination fees	511	529
Loans receivable, net	$446,336	$431,976

Nonperforming loans totaled $3.3 million at June 30, 2009 and $2.7 million at December 31, 2008.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $180,000 at June 30, 2009 and $140,000 at December 31, 2008.

At June 30, 2009, the Bank had $956,000 of loans which were considered to be impaired, with an allocated allowance of $76,259, compared to $254,000 of such loans at December 31, 2008 with no allocated allowance.  The increase is primarily due to three commercial loans secured by real estate and one residential mortgage which were classified during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Six months ended	For the year ended
	June 30,	December 31,
(In thousands)	2009	2008
Balance at beginning of year	$2,869	$2,163
Provision for loan losses	557	675
Charge-offs	(11)	(7)
Recoveries	1	38

Balance at end of period	$3,416	$2,869

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and six months ended June 30, 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three and six months ended June 30, 2008, anti-dilutive options excluded from the calculations totaled 350,730 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$239,000	$602,000	$608,000	$1,055,000

Weighted-average common shares outstanding:
Basic	6,813,189	6,849,891	6,813,226	6,921,891
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	6,813,189	6,849,891	6,813,226	6,921,891

Net income per common share:
Basic	$0.04	$0.09	$0.09	$0.15
Diluted	$0.04	$0.09	$0.09	$0.15

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$239	$602	$608	$1,055

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	63	(1,458)	2,079	(585)
Reclassification adjustment for losses (gains)
realized in net income	-	-	(176)	(105)

Other comprehensive income (loss) before tax effect	63	(1,458)	1,903	(690)

Income tax expense related to items of other
comprehensive income	(11)	(496)	34	(235)

Other comprehensive income (loss) net of tax effect	74	(962)	1,869	(455)

Total Comprehensive Income (Loss)	$313	$(360)	$2,477	$600

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $135,880 and $271,760 for the three and six months ended June 30, 2009, respectively, compared to $127,097 and $254,193 for the three and six months ended June 30, 2008, in connection with the stock option and restricted stock awards.

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

NOTE 10 - DIVIDENDS

On April 22, 2009, the Company's Board of Directors declared a cash dividend of $0.05 per outstanding common share, which was paid on June 2, 2009, to stockholders of record as of the close of business on May 6, 2009.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$8,431	$8,431	$8,247	$8,247
Investment securities	49,892	51,427	63,844	63,844
Loans receivable, net	446,336	449,559	431,976	440,405
Accrued income receivable	1,959	1,959	2,099	2,099

Financial Liabilities
Deposits	$373,705	$372,210	$363,026	$358,474
Borrowed funds	108,298	109,567	119,148	120,811
Mortgagors' escrow accounts	4,887	4,887	4,562	4,562

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

During the first quarter of 2009, the Company adopted the use of a discounted cash flow model to determine the value of its investments in the ARPs.  The valuation model is based upon the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of the preferred shares, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust.

Credit-ratings for each of the issuers of the collateral preferred stock remain high, with the exception of two ARP certificates where the issuer was downgraded but remains within the investment-grade rating category.  The expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par.  The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).  There were no loans held for sale at June 30, 2009 or December 31, 2008.

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	June 30, 2009
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$41	$9	$50
Residential loans held for sale	-	-	-	-

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	860	20	880

Impaired loans are carried at fair value. Collateral dependent loans are considered Level 2, as the fair value is based on an appraisal prepared using observable inputs. Non-collateral dependent loans are measured using a discounted cash flow technique and are considered to be Level 3 estimates.

The following is a further description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments.

Cash and cash equivalents - The carrying amounts reported in the statement of financial condition approximate these assets' fair value.

Loans receivable - For variable rate loans that reprice frequently and without significant change in credit risk, fair values are based on carrying values.  The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The fair value of nonaccrual loans was estimated using the estimated fair values of the underlying collateral.

Accrued income receivable - The carrying amounts reported in the statement of financial condition approximate these assets' fair value.

Deposits liabilities - The fair values of non-interest-bearing demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts.  Fair values for time certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed Funds - Fair values are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Mortgagors’ escrow accounts – The carrying amounts reported in the statement of financial condition approximate the fair value of the mortgagors’ escrow accounts.

Financial instruments recorded using the fair value option
Under GAAP, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The Company has elected the fair value option prospectively for residential loans held for sale.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased by $1.8 million, or 0.34%, to $537.2 million during the period from December 31, 2008 to June 30, 2009, primarily due to an increase of $14.4 million in loans, partially offset by a decrease in investment securities of $12.4 million.  The increase in loans primarily reflects an increase of $9.2 million in our multi-family and commercial real estate loans, an increase of $6.4 million in residential mortgages and an increase of $4.2 million in commercial business loans, partially offset by a decrease in construction loans and, to a lesser extent, consumer loans.  These increases were primarily funded by increases in deposits.  While the largest segment of our loan portfolio is residential mortgages, the Bank continues to grow market share and attract new customers with respect to its increasing multi-family and commercial real estate and commercial business loan portfolios.  The decrease in our investment portfolio was primarily due to the sale of our entire municipal bond portfolio during the first quarter of 2009.

Total liabilities were $489.3 million at June 30, 2009 compared to $489.8 million at December 31, 2008.  Deposits at June 30, 2009 increased $10.7 million, or 2.9%, over December 31, 2008.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $10.8 million, from $119.1 million at December 31, 2008 to $108.3 million at June 30, 2009.  The increases in deposits were used primarily to fund the growth in loans.

Total stockholders’ equity increased $2.3 million, from $45.6 million at December 31, 2008 to $47.9 million at June 30, 2009.  The increase in stockholders’ equity was primarily due to a net decrease to the unrealized loss on available-for-sale securities of $1.9 million, net income of $608,000 for the six month period and $117,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $289,000 paid to stockholders.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2009 and 2008

General.     For the three months ended June 30, 2009, the Company recorded net income of $239,000 compared to net income of $602,000 for the three months ended June 30, 2008, a decrease of $363,000, or 60.3%.  Net income decreased $447,000 to $608,000 for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008.  The decreases  in both the three and six month periods were primarily due to an increase in FDIC insurance premiums, an increase in the provision for loan losses and a decrease in interest and dividends on investments.

Net Interest Income. Net interest income increased $207,000, or 5.9%, to $3.7 million for the three months ended June 30, 2009 and increased by $579,000, or 8.5%, to $7.4 million for the six months ended June 30, 2009.  The increase in net interest income for the three month period resulted from a $130,000, or 1.9%, increase in total interest income, combined with a $77,000, or 2.3%, decrease in interest expense.  For the six month period ended June 30, 2009, total interest income increased $371,000, or 2.7%, combined with a decrease of $208,000, or 3.0%, in total interest expense.  The Company experienced an increase in the average balances of interest earning assets of 9.6% in the three month period and an increase of 12.2% in the six month period, while the average rate earned on these assets decreased by 42 basis points and 51 basis points over the same periods.  The increase in interest earning assets for both periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 15.0% in the three month period, and by 16.2% in the six month period, primarily in the commercial mortgage and residential mortgage portfolios.  The Company experienced a decrease in the average balance of investment securities of 25.7% and 18.9% in the three and six month periods, respectively, due to the sale of the entire municipal bond portfolio combined with increasing prepayment speeds on mortgage backed securities.

Interest expense decreased by $77,000, or 2.3% for the three months ended June 30, 2009, due to a reduction of 35 basis points in the average cost of interest bearing liabilities, from 3.02% to 2.67%.  The decrease in rate was partially offset by a $46.4 million increase in the average balance.  The average balance of interest-bearing deposits increased by $41.7 million, or 12.5%, and the average balance of borrowed funds increased by $4.6 million, or 4.2% over this period.  The increase in the average balance of certificates of deposit and saving accounts was due primarily to competitive rate promotional accounts.  Interest expense also decreased in the six month period ended June 30, 2009 by $208,000, or 3.0%, also as a result of a decrease of 46 basis points in the average cost, partially offset by an increase in the average balance of interest-bearing liabilities of $58.5 million, or 13.5%.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,387	$5,958	7.20%		$12,765	$11,876	7.49%
Fed Funds sold	1	7	(85.71	) %	4	34	(88.24	) %
Investment securities	619	862	(28.19	) %	1,326	1,696	(21.82	) %
Federal Home Loan Bank stock	-	50	(100.00	) %	-	118	(100.00	) %
Total interest income	7,007	6,877	1.89%		14,095	13,724	2.70%
Interest expense:
Certificate accounts	1,977	1,933	2.28%		4,071	4,126	(1.33	) %
Regular savings accounts	101	69	46.38%		199	132	50.76%
Checking and NOW accounts	11	33	(66.67	) %	23	105	(78.10	) %
Money market savings accounts	75	130	(42.31	) %	171	283	(39.58	) %
Total interest-bearing deposits	2,164	2,165	(0.05	) %	4,464	4,646	(3.92	) %
FHLB advances	1,060	1,174	(9.71	) %	2,166	2,237	(3.17	) %
Other borrowings	42	4	950.00%		51	6	750.00%
Total interest expense	3,266	3,343	(2.30	) %	6,681	6,889	(3.02	) %
Net interest income	$3,741	$3,534	5.86%		$7,414	$6,835	8.47%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$442,415	5.77%	$384,792	6.19%	$438,591	5.82%	$377,361	6.29%
Fed Funds sold	6,109	0.07%	1,206	2.32%	8,762	0.09%	2,036	3.34%
Investment securities	53,513	4.63%	72,007	4.79%	56,530	4.69%	69,731	4.86%
Federal Home Loan Bank stock	6,252	0.00%	5,773	3.46%	6,252	0.00%	5,423	4.35%

Total interest-earning assets	$508,289	5.51%	$463,778	5.93%	$510,135	5.53%	$454,551	6.04%

Interest-bearing liabilities
Certificate accounts	$240,234	3.29%	$203,853	3.79%	$240,527	3.39%	$203,296	4.06%
Regular savings accounts & escrow	60,084	0.67%	49,734	0.55%	56,818	0.70%	46,865	0.56%
Checking and NOW accounts	49,557	0.09%	51,780	0.25%	53,577	0.09%	53,439	0.39%
Money market savings accounts	25,795	1.16%	28,534	1.82%	25,468	1.34%	28,129	2.01%

Total interest-bearing deposits	375,670	2.30%	333,901	2.59%	376,390	2.37%	331,729	2.80%
FHLB advances	103,333	4.10%	108,105	4.34%	109,299	3.96%	100,939	4.43%
Other borrowings	10,035	1.67%	656	2.44%	5,932	1.72%	437	2.75%

Total interest-bearing liabilities	$489,038	2.67%	$442,662	3.02%	$491,621	2.72%	$433,105	3.18%

Provision for Loan Losses.  The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Allowance at beginning of period	$3,143	$2,325	$2,869	$2,163
Provision for loan losses	272	113	557	275

Charge-offs	-	(7)	(11)	(7)
Recoveries	1	38	1	38
Net recoveries (charge-offs)	1	31	(10)	31
Allowance at end of period	$3,416	$2,469	$3,416	$2,469

The Company recorded a provision for loan losses of $272,000 for the three month period ended June 30, 2009, compared to $113,000 for the 2008 period.  Provisions of $557,000 and $275,000 were recorded for the six months ended June 30, 2009 and 2008, respectively.  The increase in the provisions in the 2009 periods is due primarily to the increasing size of the loan portfolio, a change in the mix of the portfolio towards commercial loans, which are generally riskier than one-to-four family loans, the increase in nonperforming loans and general economic conditions.  The charge-offs in the 2009 period were due to two unsecured personal loans and a commercial line of credit.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company modified the terms of five residential mortgages and one second mortgage, totaling $809,000, during the quarter ended June 30, 2009.  These loans have been performing under the new terms since the modification.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2009	2008	% Change
	(Dollars in thousands)
Nonaccrual loans	$3,326	$2,678	24.20%
Troubled debt restructure	146	-	N/A
Real estate owned	153	-	N/A
Total nonperforming assets	$3,625	$2,678	35.36%

Total nonperforming loans to total loans	0.77%	0.62%	24.19%

Total nonperforming loans to total assets	0.65%	0.50%	30.00%

Total nonperforming assets to total assets	0.67%	0.50%	34.00%

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2009 and 2008.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$258	$273	(5.49	) %	$493	$517	(4.64	) %
Fees for other services	174	132	31.82%		299	249	20.08%
Income from investment advisory services, net	101	92	9.78%		158	174	(9.20	) %
Income from bank owned life insurance	87	78	11.54%		171	153	11.76%
Gain on investments	-	46	(100.00	) %	176	105	67.62%
Other income	25	40	(37.50	) %	56	89	(37.08	) %
Total	$645	$661	(2.42	) %	$1,353	$1,287	5.13%

Noninterest income decreased $16,000, or 2.4%, for the three months ended June 30, 2009, and increased $66,000, or 5.1% in the six month period, as compared to the same 2008 periods.  The decrease in the three month period was primarily due to a gain on the sale of investments which was recorded in the 2008 period, combined with lower fees for services related to deposit accounts in the 2009 period.  For the six month period, the largest increases in noninterest income were in gain on sale of investments, increased fees for other services and increased income on bank owned life insurance.  The increase in the gain on the sale of investments was primarily a result of the sale of our entire municipal bond portfolio in the 2009 period.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months				Six Months
	Ended March 31,				Ended June 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,943	$1,837	5.77%		$3,827	$3,684	3.88%
Office occupancy	559	554	0.90%		1,093	1,078	1.39%
FDIC insurance premiums	389	13	2,892.31%		625	22	2,740.91%
Computer processing	248	203	22.17%		470	398	18.09%
Advertising	130	118	10.17%		185	199	(7.04	) %
Directors compensation	118	142	(16.90	) %	317	287	10.45%
Loss on foreclosed real estate, net	2	-	-%		9	3	200.00%
Other expenses	407	390	4.36%		870	793	9.71%
Total	$3,796	$3,257	16.55%		$7,396	$6,464	14.42%

Noninterest expense increased in the three and six months ended June 30, 2009 primarily as a result of an increase in FDIC insurance expense over the 2008 periods.  The Company also experienced smaller increases in compensation expenses, computer processing costs and office occupancy costs during the periods.  The increase in FDIC insurance expense is largely related to higher premiums and a special assessment being charged by the FDIC along with higher average assessable deposit balances over the 2008 periods.  In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital as of June 30, 2009.  The assessment is not payable until September; however it was necessary to record the estimated expense of $250,000 in the second quarter.  Additionally, the Bank used its final portion of the one-time assessment credit in the quarter ended March 31, 2008.  The increases in compensation expenses, computer processing costs and office occupancy costs are partially due to the opening of our tenth office in July of 2008.  The increases were partially offset by decreases in advertising expenses in the six month period.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $8.4 million, including federal funds of $270,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $49.9 million at June 30, 2009.  At June 30, 2009, the Company had the ability to borrow a total of $155.4 million from the Federal Home Loan Bank of Boston, of which $100.8 million in borrowings was outstanding, along with $7.5 million in repurchase agreements.  At June 30, 2009, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at June 30, 2009, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at June 30, 2009.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2009	2008
Commitments to extend credit:
Loan commitments	$19,797	$5,807
Unused lines of credit	20,804	20,328
Amounts due mortgagors on construction loans	25,988	25,855
Amounts due on commercial loans	16,623	15,384
Commercial letters of credit	5,605	5,125

Certificates of deposit due within one year of June 30, 2009 totaled $131.0 million, or 35.1% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2010.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2009, the Company originated $45.5 million of loans, including renewals and refinances, and purchased $1.6 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $16.0 million and an increase of $10.7 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $10.7 million for the six months ended June 30, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $12.2 million for the six months ended June 30, 2009.  The increases in deposit accounts primarily funded our lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.3 million at June 30, 2009.

The Company is not subject to separate regulatory capital requirements.  At June 30, 2009, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (“OTS”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-

weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009, the Bank exceeded all of its regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2009.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	$41,372	7.73%

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	44,788	11.16%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	41,372	10.31%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	41,372	7.73%

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

For the six months ended June 30, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at March 31, 2009 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

						Net Portfolio Value as % of
Basis Point ("bp")		Net Portfolio Value				Present Value of Assets
Change in Rates		$ Amount	$ Change	% Change		NPV Ratio	Change
		(Dollars in thousands)

300	bp	$40,117	$(6,449)	(14	) %	7.44%	(0.81	) %
200		45,171	(1,395)	(3	) %	8.21%	(0.04	) %
100		47,486	920	2%		8.50%	0.25%
50		47,296	730	2%		8.41%	0.16%
0		46,566	-	-		8.25%	-
(50)		45,348	(1,218)	(3	) %	8.00%	(0.25	) %
(100)		43,501	(3,065)	(7	) %	7.65%	(0.60	) %

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2009, the Company did not repurchase any shares of common stock.

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Stockholders of the Company was held on May 13, 2009.  The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.	The following individual was elected as director for a three year term:

		VOTES FOR	VOTES WITHHELD

	Richard M. Famiglietti	6,117,971	144,966

2.	The appointment of Whittlesey & Hadley, P.C. as independent auditors of the Company for the year ended December 31, 2009 was ratified by the stockholders by the following vote:

	FOR	AGAINST	ABSTAIN

	6,158,832	74,411	29,794

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits –

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certifications.
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

Naugatuck Valley Financial Corporation

Date: August 12, 2009	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2009	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)