Form 10-Q
period 2009-09-30
Naugatuck Valley Financial Corp
filed 2009-11-10
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, there were 7,022,866 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from depository institutions	$7,909	$8,214
Investment in federal funds	2,253	33
Investment securities available-for-sale, at fair value	40,280	63,844
Investment securities held-to-maturity, at amortized cost	1,515	-
Loans receivable, net	459,510	431,976
Accrued income receivable	1,975	2,099
Premises and equipment, net	10,047	10,565
Bank owned life insurance	8,836	8,579
Federal Home Loan Bank stock, at cost	6,252	6,252
Other assets	3,700	3,824

Total assets	$542,277	$535,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$375,679	$363,026
Borrowed funds	112,726	119,148
Mortgagors' escrow accounts	2,514	4,562
Other liabilities	1,942	3,061

Total liabilities	492,861	489,797

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,022,866 shares outstanding at September
30, 2009 and 7,026,894 shares outstanding at December 31, 2008	76	76
Paid-in capital	33,795	33,637
Retained earnings	24,245	23,303
Unearned ESOP shares (213,624 shares at September 30, 2009
and December 31, 2008)	(2,136)	(2,136)
Unearned stock awards (32,940 shares at September 30, 2009
and 61,780 shares at December 31, 2008)	(360)	(680)
Treasury stock, at cost (583,342 shares at September 30, 2009
and 579,314 shares at December 31, 2008)	(6,132)	(6,107)
Accumulated other comprehensive loss	(72)	(2,504)

Total stockholders' equity	49,416	45,589

Total liabilities and stockholders' equity	$542,277	$535,386

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Interest income
Interest on loans	$6,514	$6,287	$19,279	$18,163
Interest and dividends on investments and deposits	541	937	1,871	2,785
Total interest income	7,055	7,224	21,150	20,948

Interest expense
Interest on deposits	2,049	2,303	6,513	6,949
Interest on borrowed funds	1,019	1,196	3,236	3,440
Total interest expense	3,068	3,499	9,749	10,389

Net interest income	3,987	3,725	11,401	10,559

Provision for loan losses	302	200	859	475

Net interest income after provision for loan losses	3,685	3,525	10,542	10,084

Noninterest income
Fees for services related to deposit accounts	273	273	765	790
Gain (loss) on investments	203	(3,216)	379	(3,111)
Fees for other services	155	144	455	393
Income from bank owned life insurance	87	78	258	230
Income from investment advisory services, net	67	48	225	222
Other income	27	37	83	126
Total noninterest income (loss)	812	(2,636)	2,165	(1,350)

Noninterest expense
Compensation, taxes and benefits	1,858	1,897	5,685	5,580
Office occupancy	542	583	1,635	1,660
Computer processing	221	232	691	630
FDIC insurance premiums	151	54	776	76
Directors compensation	119	111	437	397
Advertising	96	162	281	361
Loss on foreclosed real estate, net	7	-	15	3
Other expenses	489	414	1,359	1,207
Total noninterest expense	3,483	3,453	10,879	9,914

Income (loss) before provision
for income taxes	1,014	(2,564)	1,828	(1,180)

Provision for income taxes	311	157	517	486

Net income (loss)	$703	$(2,721)	$1,311	$(1,666)

Earnings (loss) per common share - Basic and Diluted	$0.10	$(0.40)	$0.19	$(0.24)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities	(Unaudited)
Net income (loss)	$1,311	$(1,666)
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	859	475
Depreciation and amortization expense	627	620
Net amortization from investments	51	42
Amortization of intangible assets	25	25
Stock-based compensation	490	702
Gain on sale of investments	(379)	(106)
Other than temporary impariment charge	-	3,216
Net change in:
Accrued income receivable	124	(49)
Deferred loan fees	(9)	52
Cash surrender value of life insurance	(257)	(230)
Other assets	(4)	(518)
Other liabilities	320	(136)
Net cash provided by operating activities	3,158	2,427
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	8,290	6,521
Proceeds from sale of available-for-sale securities	18,181	12,631
Proceeds from maturities of held-to-maturity securities	49	1,190
Purchase of held-to-maturity securities	(1,566)	-
Purchase of available-for-sale securities	-	(24,621)
Purchase of Federal Home Loan Bank stock	-	(1,333)
Loan originations net of principal payments	(28,538)	(56,087)
Purchase of property and equipment	(109)	(756)
Net cash used by investing activities	(3,693)	(62,455)
Cash flows from financing activities
Net change in time deposits	(750)	27,453
Net change in other deposit accounts	13,403	10,150
Net change in mortgagors' escrow deposits	(2,047)	(1,699)
Advances from Federal Home Loan Bank	17,150	42,465
Repayment of advances from Federal Home Loan Bank	(37,935)	(17,508)
Change in short term borrowings	(1,340)	-
Net change in repurchase agreements	14,362	576
Treasury stock acquired	(25)	(2,231)
Dividends paid to stockholders	(368)	(457)
Net cash provided by financing activities	2,450	58,749
Net change in cash and cash equivalents	1,915	(1,279)
Cash and cash equivalents at beginning of period	8,247	8,370
Cash and cash equivalents at end of period	$10,162	$7,091
Cash paid during the period for:
Interest	$9,498	$10,427
Income taxes	286	818
Non-cash transactions:
Transfer of loans to foreclosed real estate	$223	$-

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

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through November 9, 2009, the day before the date on which this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2009 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

NOTE 4 — Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.)
Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial condition or results of operations.

NOTE 5 – INVESTMENT SECURITIES

At September 30, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,531	$61	$-	$1,592
Corporate bonds	1,000	-	(430)	570
Mortgage-backed securities	25,232	975	(8)	26,199
Collateralized mortgage obligations	3,157	-	(129)	3,028
Total debt securities	30,920	1,036	(567)	31,389
Auction-rate trust preferred securities	9,273	118	(500)	8,891

Total available-for-sale securities	$40,193	$1,154	$(1,067)	$40,280

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	1,515	13	-	1,528

Total held-to-maturity securities	$1,515	$13	$-	$1,528

At December 31, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,537	$67	$-	$1,604
Municipal obligations	8,888	113	(8)	8,993
Corporate bonds	1,000	-	(710)	290
Mortgage-backed securities	42,297	804	(71)	43,030
Collateralized mortgage obligations	3,339	-	(156)	3,183
Total debt securities	57,061	984	(945)	57,100
Auction-rate trust preferred securities	9,273	-	(2,529)	6,744

Total available-for-sale securities	$66,334	$984	$(3,474)	$63,844

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

At September 30, 2009, these securities had an aggregate fair value of $5.7 million which resulted in an unrealized loss of $1.1 million as compared to an aggregate fair value of $16.7 million with an unrealized loss of $3.5 million at December 31, 2008.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Real estate loans:
One-to-four family	$226,531	$216,201
Construction	47,440	50,596
Multi-family and commercial real estate	120,701	106,028
Total real estate loans	394,672	372,825

Commercial business loans	31,038	22,567
Consumer loans:
Savings accounts	1,964	1,093
Personal	292	262
Automobile	221	271
Home equity	38,995	39,655
Total consumer loans	41,472	41,281
Totals loans	467,182	436,673

Less:
Allowance for loan losses	3,712	2,869
Undisbursed construction loans	3,440	1,299
Deferred loan origination fees	520	529
Loans receivable, net	$459,510	$431,976

Nonperforming loans totaled $4.6 million at September 30, 2009 and $2.7 million at December 31, 2008.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $241,000 for the period ended September 30, 2009 and $140,000 for the period ended December 31, 2008.

At September 30, 2009, the Bank had $945,000 of loans which were considered to be impaired, with an allocated allowance of $71,244, compared to $254,000 of such loans at December 31, 2008 with no allocated allowance.  The increase is primarily due to three commercial loans secured by real estate and one residential mortgage loan which were classified during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Nine months ended	For the year ended
	September 30,	December 31,
(In thousands)	2009	2008

Balance at beginning of year	$2,869	$2,163
Provision for loan losses	859	675
Charge-offs	(17)	(7)
Recoveries	1	38

Balance at end of period	$3,712	$2,869

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and nine months ended September 30, 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three and nine months ended September 30, 2008, anti-dilutive options excluded from the calculations totaled 348,450 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$703,000	$(2,721,000)	$1,311,000	$(1,666,000)

Weighted-average common shares outstanding:
Basic	6,810,357	6,801,792	6,812,259	6,881,565
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	6,810,357	6,801,792	6,812,259	6,881,565

Net income (loss) per common share:
Basic	$0.10	$(0.40)	$0.19	$(0.24)
Diluted	$0.10	$(0.40)	$0.19	$(0.24)

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is net income adjusted for any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in the net unrealized gain/loss on available-for-sale securities). The purpose of reporting comprehensive income is to provide a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company’s sole source of other comprehensive income is the net unrealized gain on its available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$703	$(2,721)	$1,311	$(1,666)

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	878	(5,754)	2,957	(6,340)
Reclassification adjustment for (gains) losses
realized in net income	(203)	3,216	(379)	3,111

Other comprehensive income (loss) before tax effect	675	(2,538)	2,578	(3,229)

Income tax expense (benefit) related to items of other
comprehensive income	112	(97)	146	(332)

Other comprehensive income (loss) net of tax effect	563	(2,441)	2,432	(2,897)

Total comprehensive income (loss)	$1,266	$(5,162)	$3,743	$(4,563)

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $131,168 and $402,928 for the three and nine months ended September 30, 2009, respectively, compared to $126,760 and $380,954 for the three and nine months ended September 30, 2008, in connection with the stock option and restricted stock awards.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award.  In determining the expected term of the option awards, the Company elected to follow the simplified method as permitted by the SEC Staff Accounting Bulletin 107.  Under this method, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.  Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

	July 26,	December 18,	March 20,	March 21,	July 26,
Grant date	2008	2007	2007	2006	2005

Dividend yield	2.74%	2.20%	1.60%	1.89%	1.44%
Expected volatility	13.40%	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.56%	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5	6.5

Weighted average fair value
of options at grant date	$1.51	$1.18	$2.55	$2.25	$2.47

NOTE 10 - DIVIDENDS

On July 21, 2009, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on September 1, 2009, to stockholders of record as of the close of business on August 6, 2009.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$10,162	$10,162	$8,247	$8,247
Investment securities available for sale	40,280	40,280	63,844	63,844
Investment securities held-to-maturity	1,515	1,528	-	-
Loans receivable, net	459,510	463,905	431,976	440,405
Accrued income receivable	1,975	1,975	2,099	2,099

Financial Liabilities
Deposits	$375,679	$374,546	$363,026	$358,474
Borrowed funds	112,726	114,608	119,148	120,811
Mortgagors' escrow accounts	2,514	2,514	4,562	4,562

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The Company uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).  There were no loans held for sale at September 30, 2009 or December 31, 2008.

Assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	September 30, 2009
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$31,390	$8,891	$40,281
Residential loans held for sale	-	-	-	-

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	859	15	874
Real estate owned	-	-	153	153

Impaired loans are carried at fair value. Collateral dependent loans and real estate owned are considered Level 3, as the fair value is based on an appraisal prepared using observable inputs. Non-collateral dependent loans are measured using a discounted cash flow technique and are considered to be Level 3 estimates.

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

Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP.  These measures include net income, noninterest income and earnings per share adjusted for the tax benefit on the Other Than Temporary Impairment (“OTTI”) charge on the Company’s auction-rate pass-through certificates collateralized by Fannie Mae perpetual preferred stock.  These measures should not be construed as a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.  We believe that the exclusion of the OTTI charges, which represents events outside our normal operations, provides a meaningful period-to-period comparison and is more reflective of normalized operations.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased by $6.9 million, or 1.29%, to $542.3 million during the period from December 31, 2008 to September 30, 2009, primarily due to an increase of $27.5 million in loans, partially offset by a decrease in investment securities of $22.0 million.  The increase in loans primarily reflects an increase of $14.7 million in multi-family and commercial real estate loans, an increase of $10.3 million in residential mortgages and an increase of $8.5 million in commercial business loans, partially offset by a decrease in construction loans.  These increases were primarily funded by increases in deposits and the sale of investments.  While the largest segment of the loan portfolio is residential mortgages, the Bank continues to grow market share and attract new customers with respect to its increasing multi-family and commercial real estate and commercial business loan portfolios.  The decrease in the investment portfolio was primarily due to the sale of the entire municipal bond portfolio during the first quarter of 2009 and a portion of the mortgage backed securities portfolio in the third quarter of 2009.

Total liabilities were $492.9 million at September 30, 2009 compared to $489.8 million at December 31, 2008.  Deposits at September 30, 2009 increased $12.7 million, or 3.5%, over December 31, 2008.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $6.4 million, from $119.1 million at December 31, 2008 to $112.7 million at September 30, 2009.  The increases in deposits were used primarily to fund the growth in loans.

Total stockholders’ equity increased $3.8 million, from $45.6 million at December 31, 2008 to $49.4 million at September 30, 2009.  The increase in stockholders’ equity was primarily due to a net decrease to the unrealized loss on available-for-sale securities of $2.4 million, net income of $1.3 million for the nine month period and $479,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $368,000 paid to stockholders.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2009 and 2008

General.     For the three months ended September 30, 2009, the Company recorded net income of $703,000 compared to a net loss of $2.7 million for the three months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 was $1.3 million, compared to a net loss of $1.7 million for the nine months ended September 30, 2008.  The losses in the 2008 periods resulted from the Company recording in the third quarter of 2008 an OTTI charge of $3.2 million on its investment in auction-rate pass-through certificates collateralized by Fannie Mae perpetual preferred stock.  Absent the OTTI charge, net income would have been $495,000 and $1.5 million for the three and nine months ended September 30, 2008, respectively.

Net Interest Income. Net interest income increased $262,000, or 7.0%, to $4.0 million for the three months ended September 30, 2009 and increased by $842,000, or 8.0%, to $11.4 million for the nine months ended September 30, 2009.  The increase in net interest income for the three month period resulted from a $431,000, or 12.3%, decrease in total interest expense, partially offset by a $169,000, or 2.3%, decrease in interest income.  For the nine month period ended September 30, 2009, total interest income increased $202,000, or 1.0%, combined with a decrease of $640,000, or 6.2%, in total interest expense.

The Company experienced an increase in the average balances of interest earning assets of 3.6% in the three month period and an increase of 9.2% in the nine month period, while the average rate earned on these assets decreased by 33 basis points and 45 basis points over the same periods, respectively.  The increase in interest earning assets for both periods is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 10.8% in the three month period, and by 14.3% in the nine month period, primarily in the commercial mortgage and residential mortgage portfolios.  The Company experienced a decrease in the average balance of investment securities of 34.7% and 24.3% in the three and nine month periods, respectively, due to the sale of the entire municipal bond portfolio during the first quarter of 2009 and a portion of our mortgage backed securities portfolio during the third quarter of 2009, combined with increasing prepayment speeds on mortgage backed securities.

Interest expense decreased by $431,000, or 12.3% for the three months ended September 30, 2009, due to a reduction of 48 basis points in the average cost of interest bearing liabilities, from 2.99% to 2.51%.  The decrease in rate was partially offset by a $20.1 million increase in the average balance.  The average balance of interest-bearing deposits increased by $19.4 million, or 5.4%.  The average balance of borrowed funds decreased by $704,000, or 0.6% over this period.  The increase in the average balance of certificates of deposit and saving accounts was due primarily to competitive rate promotional accounts.  Interest expense also decreased in the nine month period ended September 30, 2009 by $640,000, or 6.2%, also as a result of a decrease of 46 basis points in the average cost of interest bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities of $45.6 million, or 10.3%.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,514	$6,287	3.61%		$19,279	$18,163	6.14%
Fed Funds sold	-	21	(100.00	) %	4	56	(92.86	) %
Investment securities	541	872	(37.96	) %	1,867	2,568	(27.30	) %
Federal Home Loan Bank stock	-	44	(100.00	) %	-	161	(100.00	) %
Total interest income	7,055	7,224	(2.34	) %	21,150	20,948	0.96%
Interest expense:
Certificate accounts	1,874	2,071	(9.51	) %	5,949	6,197	(4.00	) %
Regular savings accounts	96	72	33.33%		292	204	43.14%
Checking and NOW accounts	12	37	(67.57	) %	35	142	(75.35	) %
Money market savings accounts	67	123	(45.53	) %	237	406	(41.63	) %
Total interest-bearing deposits	2,049	2,303	(11.03	) %	6,513	6,949	(6.27	) %
FHLB advances	967	1,190	(18.74	) %	3,133	3,428	(8.61	) %
Other borrowings	52	6	766.67%		103	12	758.33%
Total interest expense	3,068	3,499	(12.32	) %	9,749	10,389	(6.16	) %
Net interest income	$3,987	$3,725	7.03%		$11,401	$10,559	7.97%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$450,859	5.78%	$407,075	6.18%	$442,725	5.81%	$387,338	6.25%
Fed Funds sold	2,452	0.00%	4,218	1.99%	6,636	0.08%	2,769	2.70%
Investment securities	46,591	4.64%	71,378	4.89%	53,180	4.68%	70,284	4.87%
Federal Home Loan Bank stock	6,252	0.00%	5,965	2.95%	6,252	0.00%	5,605	3.83%

Total interest-earning assets	$506,154	5.58%	$488,636	5.91%	$508,793	5.54%	$465,996	5.99%

Interest-bearing liabilities
Certificate accounts	$237,254	3.16%	$226,701	3.65%	$239,424	3.31%	$211,154	3.91%
Regular savings accounts & escrow	62,341	0.62%	48,091	0.60%	58,679	0.66%	47,277	0.58%
Checking and NOW accounts	51,004	0.09%	54,915	0.27%	52,710	0.09%	53,935	0.35%
Money market savings accounts	25,831	1.04%	27,324	1.80%	25,590	1.23%	27,859	1.94%

Total interest-bearing deposits	376,430	2.18%	357,031	2.58%	376,403	2.31%	340,225	2.72%
FHLB advances	96,532	4.01%	110,570	4.30%	104,997	3.98%	104,173	4.39%
Other borrowings	15,609	1.33%	867	2.77%	9,193	1.49%	581	2.75%

Total interest-bearing liabilities	$488,571	2.51%	$468,468	2.99%	$490,593	2.65%	$444,979	3.11%

Allowance for Loan Losses and Asset Quality.  The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis, or more often if warranted.  When additional allowances are needed a provision for loan losses is charged against earnings.  The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors on a quarterly basis, or more often if warranted.

The allowance for loan losses is established to recognize the inherent losses associated with lending activities.  The methodology for assessing the appropriateness of the allowance for loan losses consists of the following process.

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio.  For individually evaluated loans that are considered impaired, a reserve will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral.  A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors.  Each of these groups is then evaluated based on several factors to estimate credit losses.  Management will determine for each category of loans with similar risk characteristics the historical loss rate.  Historical loss rates provide a reasonable starting point for the Bank’s analysis but analysis and trends in losses do not form a sufficient basis to determine the appropriate level of the loan loss reserve.  Management also considers qualitative and environmental factors likely to cause losses.  These factors include but are not limited to: changes in the amount and severity of past due, non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectibility of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends.  This analysis establishes factors that are applied to each of the segregated groups of loans to determine an acceptable level of loan loss reserve.

Our banking regulators, as an integral part of their examination process, periodically review our allowance for loan loss reserve.  The examination may require us to make additional provision for loan losses based on judgments different from ours.  In addition, we engage an independent consultant to review our commercial loan portfolio and make recommendations based on their review as to the specific credits in the portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses.  In addition, because further events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Allowance at beginning of period	$3,416	$2,469	$2,869	$2,163
Provision for loan losses	302	200	859	475

Charge-offs	(6)	-	(17)	(7)
Recoveries	-	-	1	38
Net recoveries (charge-offs)	(6)	-	(16)	31
Allowance at end of period	$3,712	$2,669	$3,712	$2,669

The Company recorded a provision for loan losses of $302,000 for the three month period ended September 30, 2009, compared to $200,000 for the same 2008 period.  Provisions of $859,000 and $475,000 were recorded for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the provisions in the 2009 periods was due primarily to the increase in non-performing and classified loans, the growth of the total loan portfolio, a change in the mix of the portfolio towards commercial real estate loans which are generally inherently riskier than one-to-four family loans, and general economic conditions.  The charge-offs in the 2009 period were due to two unsecured personal loans and two commercial lines of credit.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company modified the terms of two residential mortgages totaling $409,000, during the quarter ended September 30, 2009.  These loans have been performing under the new terms since the modification.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
	2009	2008	% Change
	(Dollars in thousands)
Nonaccrual loans	$4,574	$2,678	70.80%
Troubled debt restructurings	145	-	N/A
Real estate owned	153	-	N/A
Total nonperforming assets	$4,872	$2,678	81.93%

Total nonperforming loans to total loans	1.02%	0.62%	64.52%

Total nonperforming loans to total assets	0.87%	0.50%	74.00%

Total nonperforming assets to total assets	0.90%	0.50%	80.00%

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2009 and 2008.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$273	$273	-%		$765	$790	(3.16	) %
Gain (loss) on investments	203	(3,216)	(106.31	) %	379	(3,111)	(112.18	) %
Fees for other services	155	144	7.64%		455	393	15.78%
Income from bank owned life insurance	87	78	11.54%		258	230	12.17%
Income from investment advisory services, net	67	48	39.58%		225	222	1.35%
Other income	27	37	(27.03	) %	83	126	(34.13	) %
Total	$812	$(2,636)	(130.80	) %	$2,165	$(1,350)	(260.37	) %

Noninterest income was $812,000 for the three months ended September 30, 2009, compared to a loss of $2.6 million for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, noninterest income was $2.2 million, compared to a loss of $1.4 million for the nine months ended September 30, 2008.  Excluding the OTTI charge, noninterest income was $580,000 and $1.9 million in the three and nine months ended September 30, 2008, respectively.  The increase in both the three and nine month periods was primarily due to gains on the sale of investments, combined with increased fees for other services.  Additionally, smaller increases in income from bank owned life insurance and income from investment advisory services were realized in both periods.  The increase in the gain on the sale of investments was primarily a result of the sale of the entire municipal bond portfolio and a portion of the mortgage backed securities portfolio in the 2009 period.

Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2009	2008	% Change		2009	2008	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$1,858	$1,897	(2.06	) %	$5,685	$5,580	1.88%
Office occupancy	542	583	(7.03	) %	1,635	1,660	(1.51	) %
Computer processing	221	232	(4.74	) %	691	630	9.68%
FDIC insurance premiums	151	54	179.63%		776	76	921.05%
Directors compensation	119	111	7.21%		437	397	10.08%
Advertising	96	162	(40.74	) %	281	361	(22.16	) %
Loss on foreclosed real estate, net	7	-	-%		15	3	400.00%
Other expenses	489	414	18.12%		1,359	1,207	12.59%
Total	$3,483	$3,453	0.87%		$10,879	$9,914	9.73%

Noninterest expense increased in the three and nine months ended September 30, 2009 primarily as a result of an increase in FDIC insurance expense over the 2008 periods.  In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital.  This $247,000 special assessment was paid on September 30, 2009.  For the three months ended September 30, 2009, FDIC insurance expense was $151,000, compared to $54,000 for the three months ended September 30, 2008.  FDIC insurance expense was $776,000 for the nine months ended September 30, 2009, compared to $76,000 for the nine months ended September 30, 2008. The Company also experienced smaller increases in compensation expenses and computer processing costs in the nine month period.  These increases are partially due to the opening of our tenth office in July of 2008, combined with filling two vacant positions and variable incentive payments.  The increases were partially offset by decreases in advertising expenses in both the three and nine month periods.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $10.2 million, including federal funds of $2.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $40.3 million at September 30, 2009.  At September 30, 2009, the Company had the ability to borrow a total of $158.9 million from the Federal Home Loan Bank of Boston, of which $97.6 million in borrowings was outstanding, along with $15.1 million in repurchase agreements.  At September 30, 2009, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at September 30, 2009, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at September 30, 2009.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2009	2008
Commitments to extend credit:
Loan commitments	$14,010	$5,807
Unused lines of credit	20,695	20,328
Amounts due mortgagors on construction loans	29,457	25,855
Amounts due on commercial loans	18,587	15,384
Commercial letters of credit	5,144	5,125

Certificates of deposit due within one year of September 30, 2009 totaled $121.9 million, or 32.4% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2010.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, the Company (on a consolidated basis) has remained highly liquid.  The Company is not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.  The Company expects that all of our liquidity needs, including the contractual commitments stated above, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows.  In the event loan demand was to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston.  The Company expects that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2009, the Company originated $71.7 million of loans, including renewals and refinances, and purchased $1.6 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $26.5 million and an increase of $12.7 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $12.7 million for the nine months ended September 30, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $7.8 million for the nine months ended September 30, 2009.  The increases in deposit accounts primarily funded our lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.5 million at September 30, 2009.

The Company is not subject to separate regulatory capital requirements.  At September 30, 2009, the Bank was subject to the regulatory capital requirements of the Office of Thrift Supervision (“OTS”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at September 30, 2009.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	$42,199	7.81%

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	45,911	11.20%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	42,199	10.29%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	42,199	7.81%

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

For the nine months ended September 30, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at June 30, 2009 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

						Net Portfolio Value as % of
Basis Point ("bp")		Net Portfolio Value				Present Value of Assets
Change in Rates		$ Amount	$ Change	% Change		NPV Ratio	Change
		(Dollars in thousands)

300	bp	$34,390	$(13,700)	(28	) %	6.54%	(2.11	) %
200		40,334	(7,756)	(16	) %	7.51%	(1.14	) %
100		45,418	(2,672)	(6	) %	8.30%	(0.35	) %
50		47,125	(965)	(2	) %	8.54%	(0.11	) %
0		48,090	-	-		8.65%	-
(50)		48,298	208	0%		8.64%	(0.01	) %
(100)		47,574	(516)	(1	) %	8.47%	(0.18	) %

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2009, the Company repurchased 3,947 shares of common stock for $24,471, at an average cost of $6.20 per share as detailed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July	3,947	$6.20	3,947	159,757
August	-	$-	-	159,757
September	-	$-	-	159,757

Total	3,947	$6.20	3,947	159,757

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

Naugatuck Valley Financial Corporation

Date: November 10, 2009	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2009	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)