Form 10-K
period 2009-12-31
Naugatuck Valley Financial Corp
filed 2010-03-31
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was $15,361,951.

The number of shares outstanding of the registrant’s common stock as of March 26, 2010 was 7,022,659. Of such shares outstanding, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Acquisition of Southern Connecticut Bancorp, Inc. and Second-Step Conversion Transaction

On February 22, 2010, Naugatuck Valley Financial and Southern Connecticut Bancorp, Inc. (“SCBI”), the holding company for The Bank of Southern Connecticut, entered into a definitive agreement for Naugatuck Valley Financial to acquire SCBI.  Naugatuck Valley Mutual also adopted a Plan of Conversion and Reorganization to convert to a stock holding company by selling to the public its approximate 60% ownership interest in Naugatuck

Index

Valley Financial in a transaction commonly referred to as a “second step” conversion.  Completion of the acquisition is contingent on the completion of the second step conversion.

The acquisition is expected to occur immediately following the completion of the second step conversion.  Upon completion of the second step conversion, Naugatuck Valley Savings and Loan will become the wholly-owned subsidiary of a new stock holding company (“Newco”).  It is expected that Newco will retain the name “Naugatuck Valley Financial Corporation.”

As a result of the acquisition, SCBI will merge with and into Newco, with Newco as the surviving entity. SCBI shareholders will be able to elect to receive $7.25 in cash, shares of Newco common stock, or a combination of cash and Newco common stock, subject to proration if necessary, to assure that 50% of SCBI’s outstanding shares are exchanged for Newco common stock and the remainder are exchanged for cash. The exchange ratio for determining the number of shares of Newco common stock to be exchanged for each share of SCBI common stock will equal $7.25 divided by the initial offering price per share to be established for Newco’s common stock in the second step conversion offering.
As part of the transaction, The Bank of Southern Connecticut will merge with and into Naugatuck Valley Savings and Loan, with Naugatuck Savings and Loan as the surviving entity.  Naugatuck Valley Savings and Loan intends to continue to operate the four acquired banking offices of The Bank of Southern Connecticut, which are located in New Haven (two offices), Branford and North Haven, Connecticut, under the name “The Bank of Southern Connecticut”.

In addition to the completion of the second step conversion, the acquisition is contingent on the receipt of regulatory approvals, the approval of SCBI’s stockholders, the approval of Naugatuck Valley Financial stockholders and other customary conditions.

In the second step conversion, Newco will offer and sell shares of its common stock in an amount representing Naugatuck Valley Mutual’s approximate 60% ownership interest in Naugatuck Valley Financial.  The amount will be based on an independent appraisal of Newco that will take into account the proposed acquisition of SCBI.  Newco will offer the shares for sale to Naugatuck Valley Savings and Loan’s eligible account holders and tax qualified employee plans in a subscription offering.  If any shares remain unsold after the expiration of the subscription offering, the unsold shares will be offered for sale to members of the general public in a community offering and, if necessary, in a broker-assisted syndicated community offering.  The highest offering priority will be depositors of Naugatuck Valley Savings and Loan with qualifying deposits as of the close of business on December 31, 2008.

Stockholders of Naugatuck Valley Financial (other than Naugatuck Valley Mutual), who collectively own approximately 40% of Naugatuck Valley Financial’s outstanding common stock, will receive shares of Newco common stock based on an “exchange ratio” designed to preserve their aggregate percentage ownership interest.  The exchange ratio also will be determined based on an independent appraisal of Newco that will take into account the proposed acquisition of SCBI.

The second step conversion transaction is subject to regulatory approval, the approval of NVSL’s depositors, and the approval of Naugatuck Valley Financial’s stockholders (including the holders of a majority of Naugatuck Valley Financial’s outstanding shares of common stock, other than Naugatuck Valley Mutual).  The transaction is expected to be completed in the third calendar quarter of 2010.

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

Index

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport.  In addition to our main office, we operate nine branch offices in the Greater Naugatuck Valley which we consider our market area.  The Greater Naugatuck Valley encompasses the communities in the central and lower Naugatuck Valley regions in New Haven and Fairfield Counties.  The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries.

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

Index

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

We originate multi-family and commercial real estate loans for terms generally up to 20 years.  Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years.  Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2.00% to 2.50% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps.  Loan amounts generally do not exceed 80% of the appraised value.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property.  We require an environmental survey for multi-family and commercial real estate loans.  The largest outstanding multi-family or commercial real estate loan at December 31, 2009 was $4.8 million, of which $4.8 million was outstanding.  This loan is secured by land for retail development and was performing according to its terms at December 31, 2009.

Index

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2009 was $1.4 million, of which $356,000 was outstanding.  This loan was performing according to its terms at December 31, 2009.  We also make commercial construction loans for commercial development projects, including condominiums, apartments buildings, and single family subdivisions as well as office buildings, retail and other income producing properties.  These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete.  In the case of a commercial construction loan, the construction period may be from nine months to two years.  Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser.  We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans.  Our largest commercial construction loan at December 31, 2009 was $5.4 million, of which $2.6 million was outstanding.    This loan is secured by real estate for the construction of single family homes, and was performing according to its terms at December 31, 2009.  Our largest commercial real estate loan relationship at December 31, 2009 involved three loans totaling $6.4 million, secured by land for commercial and retail development.  These loans were performing according to their original terms at December 31, 2009.

We originate land loans to individuals on approved residential building lots for personal use for terms of up to 20 years and to a maximum loan-to-value ratio of 75% of the lower of the appraisal value or purchase price.  Our land loans adjust annually after a five-year initial fixed period.  Interest rates after adjustment are equal to 2.75% above the one-year constant maturity Treasury index.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area.  We offer a variety of commercial lending products.  These loans are typically secured, primarily by business assets.  These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets.  We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources.  Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3.0% margin is added.  These rates will change when and as the index rate changes without caps.  Fixed-rate loans are written at market rates determined at the time the loan is granted and are

Index

based on the length of the term and the qualifications of the borrower.  Our largest commercial business loan relationship at December 31, 2009 was a loan in the amount of $1.2 million of which $1.2 million was outstanding and performing according to the original terms at December 31, 2009.  This loan is secured by assignment of receivables.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Second mortgage loans have fixed rates of interest for terms of up to 20 years.  These loans are originated with maximum combined loan-to-value ratios of 75% of the appraised value of the property.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years.  These loans are originated with maximum loan-to-value ratios of 75% of the appraised value of the property and we require that we have a second lien position on the property.

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

We consider loan sales as a part of our interest rate risk management efforts.  We have the ability to sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals.  Generally, loans are sold without recourse and with servicing retained.  We did not sell any loans in the years ended December 31, 2009 or 2008.  We occasionally sell participation interests in loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2009, our regulatory limit on loans to one borrower was $7.1 million.  At that date, our largest lending relationship was $6.4 million and included loans secured by land for commercial and retail development all of which were performing according to the original repayment terms at December 31, 2009.

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

At December 31, 2009, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than five years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, and preferred money market securities with terms of primarily 91 days or less.

Index

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.  During 2009 we enhanced our overall interest rate risk position by selling our entire municipal bond portfolio, using the majority of the funds to pay off Federal Home Loan Bank advances as they came due.  Our Board of Directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees.  The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance.  Our Controller is the designated investment portfolio manager and has the responsibility for the daily investment activities and is authorized to make investment decisions consistent with our investment policy.

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

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation.  Naugatuck Valley Mortgage Servicing, established in 1999 under Connecticut law, is a passive investment corporation organized in order to take advantage of certain state tax benefits.  Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing.  At December 31, 2009, Naugatuck Valley Mortgage Servicing had $267.0 million in assets.

Index

Personnel

At December 31, 2009, we had 117 full-time employees and 16 part-time employees, none of whom are represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Regulation of Federal Savings Institutions

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

Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

Index

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2009 Naugatuck Valley Savings met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s  degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

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

Index

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period.  Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2009, Naugatuck Valley Savings maintained 85.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Index

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

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by Naugatuck Valley Savings for the year ended December 31, 2009 totaled $130,459.

Insurance of Deposit Accounts.  The deposits of Naugatuck Valley Savings are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment system effective April 1, 2009 that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar special assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts through December 31, 2013.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior

Index

unsecured debt issued by institutions and their holding companies during specified periods would be guaranteed by the FDIC through June 30, 2012, or in certain cases, to December 31, 2012.  Naugatuck Valley Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Naugatuck Valley Savings and its holding companies opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ending December 31, 2009 averaged 1.08 basis points of assessable deposits.

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

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $6.3 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  For 2009, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio was assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio was applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements.  The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million.  Naugatuck Valley Savings complies with the foregoing requirements.

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings institution charter would be eliminated and federal institutions required to become banks under some proposals, although others would grandfather existing charters such as that of Naugatuck Valley Savings.  Savings and loan holding companies would become regulated as bank holding companies.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Index

Enactment of any of these proposals would revise the regulatory structure imposed on Naugatuck Valley Savings, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Naugatuck Valley Mutual, may generally engage in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or institutions share their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company properties used or occupied by a savings institution subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies.  The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or savings and loan holding company thereof, without prior written approval of the Office of Thrift Supervision from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings institution.  A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.   In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider, among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such

Index

acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions.  Naugatuck Valley Savings must notify the Office of Thrift Supervision 30 days before declaring any dividend and comply with the additional restrictions described below.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Waivers of Dividends by Naugatuck Valley Mutual.  Office of Thrift Supervision regulations require Naugatuck Valley Mutual to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Naugatuck Valley Financial.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings institution; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

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

As set forth under “Acquisition of Southern Connecticut Bancorp, Inc. and Second-Step Conversion Transaction”, Naugatuck Valley Mutual adopted a Plan of Conversion and Reorganization to convert to a stock holding company by selling to the public its approximate 60% ownership interest in Naugatuck Valley Financial in a second step conversion transaction.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the company.  A change in control definitively occurs upon the acquisition of 25% or more of a company’s outstanding voting stock.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Index

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

Below is information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his current position for at least the last five years.  Ages presented are as of December 31, 2009.

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989.  Mr. Alegi has served with Naugatuck Valley Savings since 1970.  Age 63.

Lee R. Schlesinger was appointed Senior Vice President and Chief Financial Officer of Naugatuck Valley Mutual, Naugatuck Valley Financial and Naugatuck Valley Savings in December, 2007.  Prior to that, he served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004, and as Vice President and Treasurer of Naugatuck Valley Savings since August 2004.  Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003.  Mr. Schlesinger has served with Naugatuck Valley Savings since 1983.  Age 49.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001.  Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank.  Age 63.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005.  Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust.  Age 53.

Index

ITEM 1A.	RISK FACTORS.

Risks Related to our Business

The recent economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Most of our loans are secured by real estate or made to businesses in the Greater Naugatuck Valley. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2009, $229.6 million, or 47.7%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $37.3 million, or 7.8%, of our loan portfolio consisted of home equity loans. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 80%.  Recent declines in the housing market have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Index

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2009, $166.3 million, or 34.6%, of our loan portfolio consisted of multi-family and commercial real estate loans and commercial business loans.  Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our construction loan portfolio may expose us to increased credit risk.

At December 31, 2009, our construction portfolio was $46.3 million, of which $38.1 million represented loans to finance the construction of condominiums, apartment buildings and residential developments.  As a result of the deterioration in local economic conditions in 2009, loans secured by residential real estate developments experienced a slow down in absorption activity during 2009. Some construction projects provide for an interest reserve that is utilized to pay the interest for a period of time until the project is expected to produce positive cash flows.  To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve before the project is able to generate cash flows.   If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses which would adversely impact our results of operations.  This situation is exacerbated by the shorter duration of our construction loan portfolio as $16.1 million, or 34.8%, of our construction loans mature in 2010.

The unseasoned nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our multi-family and commercial real estate, commercial business and construction loan portfolio has increased $144.8 million, or 213.8%, from $67.7 million at December 31, 2005 to $212.6 million at December 31, 2009.  Many of our multi-family, commercial real estate, commercial business and construction loans are unseasoned, meaning that they were originated recently.  Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility.  As a result, it may be difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including FedFirst Financial, are numerous and include

Index

(1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis.  In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell.  We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis.  At December 31, 2009, we had one corporate bond with a book value of $1.0 million and a fair market value of $660,000.  Changes in the expected cash flows, credit enhancement levels or credit ratings of these bonds and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than temporary, which would require a charge to earnings to write down the value of these securities.  Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.84% of total loans outstanding and 66.6% of nonperforming loans at December 31, 2009. Our allowance for loan losses at December 31, 2009, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $246,793.   In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Index

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2009, which is the most recent date for which information is available, we held less than 2.0% of the deposits in each of the counties in which our offices are located.  Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Naugatuck Valley Savings and Loan rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate Banking Committee has passed its own version.  These various plans contain several elements that would have a direct effect on Naugatuck Valley Financial and Naugatuck Valley Savings and Loan. Under the legislation proposed by the House of Representatives, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as Naugatuck Valley Savings and Loan, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. However, under the legislation proposed by the Senate, existing federal thrift charters would be grandfathered in, but no new federal thrift charters would be issued.The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives or the Senate, we cannot determine the specific impact of regulatory reform at this time.

Risks Related to the Proposed Merger with SCBI

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of Naugatuck Valley Financial.

If the merger is not completed, the ongoing businesses of Naugatuck Valley Financial may be adversely affected and Naugatuck Valley Financial will be subject to several risks, including the following:

Index

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees, and

•
diverting the focus of management of each of the companies from pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any of the benefits of having the merger completed.

The integration of the operations of Naugatuck Valley Financial and SCBI may be more difficult than anticipated.

The success of the merger will depend on a number of factors, including, but not limited to, Naugatuck Valley Financial’s ability to:

•	timely and successfully integrate the operations of Naugatuck Valley Financial and SCBI;

•	maintain existing relationships with The Bank of Southern Connecticut’s depositors and to minimize withdrawals of deposits subsequent to the merger;

•	maintain and enhance existing relationships with borrowers to limit potential losses from loans made by The Bank of Southern Connecticut;

•	control the incremental non-interest expense from Naugatuck Valley Financial to maintain overall operating efficiencies;

•	retain key personnel; and

•	compete effectively in the communities served by The Bank of Southern Connecticut.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel.  The integration of the two companies will require the experience and expertise of certain key employees of SCBI who are expected to be retained by Naugatuck Valley Financial.  Naugatuck Valley Financial may not be successful in retaining these employees for the time period necessary to successfully integrate SCBI’s operations with those of Naugatuck Valley Financial.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operation of Naugatuck Valley Financial following the merger.

Naugatuck Valley Financial and SCBI will be subject to business uncertainties while the merger is pending that could adversely affect their businesses.

Uncertainty among employees, depositors, vendors and others about the effect of the merger may have an adverse effect on Naugatuck Valley Financial and SCBI and, consequently, on the combined company.  Although Naugatuck Valley Financial and SCBI intend to take actions to reduce any adverse effects, these uncertainties may impair their ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause depositors, vendors and others that do business with Naugatuck Valley Financial and SCBI to seek to change existing business relationships with either or both companies.

Naugatuck Valley Financial and SCBI will incur significant transaction costs which may diminish the anticipated benefits of the merger.

Naugatuck Valley Financial and SCBI expect to incur merger-related costs totaling approximately $1.8 million in connection with completing the merger, including the expenses related to integrating the operations of the two companies.  Substantially all merger-related costs to be incurred by the two companies will be charged to operations and will not be included as a component of the purchase price under purchase accounting.  The amount of

Index

merger-related costs expected to be incurred by Naugatuck Valley Financial and SCBI are preliminary estimates and are subject to change.

Naugatuck Valley Financial and SCBI are continuing to assess the magnitude of these costs, and, therefore, these estimates may change substantially as additional unanticipated costs may be incurred in the integration of the businesses of the two companies.  Although Naugatuck Valley Financial and SCBI believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Index

ITEM 2.	PROPERTIES.

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2009.
Location	Year Opened/ Acquired	Net Book Value at December 31, 2009	Square Footage	Owned/ Leased	Date of Lease Expiration
	(Dollars in thousands)
Main Office:
333 Church Street Naugatuck, CT 06770	1996	$2,481	23,000	Owned	—

Branches:
1009 New Haven Road Naugatuck, CT 06770	2001	1,207	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	267	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	95	1,950	Leased	2013 (1)

249 West Street (2) Seymour, CT 06483	2002	2,381	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	435	3,000	Leased	2020 (3)

1699 Highland Avenue, Cheshire, CT 06410	2006	44	3,000	Leased	2011 (4)

450 Heritage Road, Suite 3C Southbury, CT 06488	2008	85	3,000	Leased	2018 (5)

1570 Southford Road (6) Southbury, CT 06488	2006	1,746	4,823	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	9	1,239	Leased	2011 (7)

Other Properties:
1007 New Haven Road Naugatuck, CT 06770	1974	19	1,725	Leased	2014 (8)

135 South Main Street (9) Beacon Falls, CT 06403	2003	159	N/A	Owned	—
_________________________
(1)	We have an option to renew this lease for three additional five-year periods.
(2)
This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for the bank.  The building also includes 4,535 square feet of rentable space which is currently leased until 2013.  The tenant has an option to renew this lease for three additional five year periods.

(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for three additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.
(6)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of rental space, none of which was rented as of December 31, 2009.
(7)	We have an option to renew this lease for four additional five-year periods.
(8)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been leased to a subtenant under a lease that expires in 2011.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

Index

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	[REMOVED AND RESERVED].

None.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.”  The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared by Naugatuck Valley Financial during each quarter of 2008 and 2009.

	High	Low	Dividends
2008:
First Quarter	$9.95	$8.51	$0.06
Second Quarter	9.69	7.75	0.06
Third Quarter	10.00	7.75	0.06
Fourth Quarter	8.25	5.08	0.06

2009:
First Quarter	$7.71	$4.37	$0.05
Second Quarter	7.24	5.10	0.03
Third Quarter	6.30	4.11	0.03
Fourth Quarter	7.42	4.14	0.03

At March 23, 2010, there were 781 holders of record of Naugatuck Valley Financial common stock.

Naugatuck Valley Financial’s ability to pay dividends is dependent on dividends received from Naugatuck Valley Savings.  For a discussion of restrictions on the payment of cash dividends by Naugatuck Valley Savings, see “Business—Regulation and Supervision—Regulation of Federal Savings Institutions—Limitation on Capital Distributions” in this Annual Report on Form 10-K and note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table presents information regarding Naugatuck Valley Financial stock repurchases during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	--	--	--	159,676
November	--	--	--	159,676
December	--	--	--	159,676
Total	--	--	--	159,676

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

Index

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain consolidated summary historical financial information concerning the financial position of Naugatuck Valley Financial and its subsidiary, Naugatuck Valley Savings, at the dates and for the periods indicated.  The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of Naugatuck Valley Financial appearing later in this Annual Report on Form 10-K.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Financial Condition Data :
Total assets	$556,955	$535,386	$462,527	$413,855	$355,346
Securities held to maturity	1,451	—	1,190	2,531	5,002
Securities available for sale	37,623	63,844	65,264	67,736	58,047
Loans receivable, net	473,304	431,976	359,831	308,376	259,427
Cash and cash equivalents	12,146	8,247	8,370	7,942	8,951
Deposits	380,931	363,026	321,398	289,198	240,846
Borrowed funds	118,984	119,148	85,107	68,488	57,059
Total capital	50,308	45,589	50,457	51,084	50,964

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Operating Data:
Interest and dividend income	$28,291	$28,203	$25,030	$20,750	$15,908
Interest expense	12,537	13,904	13,174	9,350	4,941
Net interest income	15,754	14,299	11,856	11,400	10,967
Provision for loan losses	1,144	675	151	192	32
Net interest income after provision for loan losses	14,610	13,624	11,705	11,208	10,935
Noninterest income (loss)	2,742	(1,048)	2,354	1,948	1,517
Noninterest expense	14,541	13,454	12,422	11,504	10,097
Income (loss) before tax provision (benefit)	2,811	(878)	1,637	1,652	2,355
Income tax provision (benefit)	818	(566)	217	204	450
Net income (loss)	$1,993	$(312)	$1,420	$1,448	$1,905
Earnings (loss) per share, basic and diluted	$0.29	$(0.05)	$0.20	$0.20	$0.26

Index

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005

Performance Ratios:
Return (loss) on average assets	0.37%	(0.06)%	0.33%	0.38%	0.62%

Return (loss) on average equity	4.10	(0.64)	2.77	2.79	3.66

Interest rate spread (1)	3.00	2.88	2.76	3.07	3.68

Net interest margin (2)	3.09	3.02	2.95	3.26	3.87

Noninterest expense to average assets	2.68	2.66	2.86	3.03	3.27

Efficiency ratio (3)	78.43	101.28	87.18	85.93	80.61

Dividend payout ratio (4)	48.28	N/M	100.00	100.00	61.54

Average interest-earning assets to average interest-bearing liabilities	103.77	104.46	105.65	107.18	111.20

Average equity to average assets	8.97	9.71	11.80	13.65	16.87

Capital Ratios:
Total capital to risk-weighted assets	11.10%	11.09%	12.88%	14.29%	17.88%

Tier 1 capital to risk-weighted assets	10.16	10.36	12.22	13.56	17.07

Tier 1 capital to adjusted total assets	7.76	7.58	8.81	9.53	11.42

Total equity to total assets	9.03	8.52	10.91	12.34	14.34

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.84%	0.66%	0.60%	0.67%	0.72%

Allowance for loan losses as a percent of nonperforming loans	66.60	107.13	222.99	103.03	638.78

Net charge-offs (recoveries) to average loans outstanding during the period	0.00	(0.01)	0.02	0.00	0.01

Nonperforming loans as a percent of total loans	1.26	0.62	0.27	0.65	0.11

Nonperforming assets as a percent of total assets	1.10	0.50	0.21	0.49	0.10

Other Data:
Number of:
Deposit accounts	30,712	30,721	29,489	27,385	25,592
Full service customer service facilities	10	10	9	9	6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared per share divided by basic net income per share. Not meaningful for the 2008 period due to the net loss for the year.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The objective of this section is to help the reader understand our views on our financial condition and results of operations.  You should read this discussion in conjunction with the consolidated financial statements and notes to the financial statements that appear at the end of this Annual Report on Form 10-K.

Overview

Income.  We have two primary sources of income.  The first is net interest income, which is the difference between interest income, the income that we earn on our loans and investments, and interest expense, the interest that we pay on our deposits and borrowings.

To a lesser extent, we also recognize income from fees and service charges, which is the compensation we receive from providing products and services.  Our primary noninterest income comes from fees and service charges on loan and deposit accounts.  We also earn income from bank owned life insurance, sales of loans and investments and investment advisory services.

Expenses. The expenses we incur in operating our business consist of compensation, taxes and benefits, office occupancy, computer processing fees, advertising and professional fees and other expenses.

Compensation, taxes and benefits consist primarily of the salaries and wages paid to our employees and directors, payroll taxes and expenses for retirement and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and costs of utilities.

Computer processing fees includes fees paid to our third-party data processing servicer and our network security expenses.

Professional fees include fees paid for our attorneys, accountants and consultants.

Other expenses include expenses for insurance (including Federal Deposit Insurance Corporation insurance), postage, expenses associated with being a public company, expenses related to checking accounts, supervisory examinations and other miscellaneous operating activities.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the following to be critical accounting policies:  allowance for loan losses and deferred income taxes.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  We engage an independent review of our commercial loan portfolio annually and adjust our loan ratings based in part upon this review.  In addition, our banking regulators as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of its examination. See notes 3 and 5 of the notes to the financial statements included in this annual report.

Index

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed periodically as regulatory and business factors change.  See note 12 of the notes to the financial statements in this annual report.

Balance Sheet

Loans.  Our principal lending activity is the origination of loans secured by real estate primarily located in our market area.  We originate real estate loans secured by one- to four-family residential homes and multi-family and commercial real estate and construction loans.  At December 31, 2009, real estate loans totaled $410.9 million, or 85.4% of total loans compared to $372.8 million, or 85.4% of total loans at December 31, 2008.  Real estate loans have increased due to favorable interest rates together with real estate development continuing in our market area.

The largest segment of our real estate loan portfolio is one- to four-family residential loans.  At December 31, 2009, these loans totaled $229.7 million and represented 55.9% of real estate loans and 47.7% of total loans compared to $216.2 million, which represented 58.0% of real estate loans and 49.5% of total loans, at December 31, 2008.  One- to four-family residential loans increased $13.5 million, or 6.2%, from December 31, 2008 to December 31, 2009, reflecting growth in the mortgage portfolio from new borrowers and refinancing of existing customers.

Multi-family and commercial real estate loans are the second largest segment of our real estate loan portfolio.  These loans were $134.9 million and represented 32.8% of real estate loans and 28.0% of total loans at December 31, 2009, compared to $106.0 million, which represented 28.4% of real estate loans and 24.3% of total loans, at December 31, 2008.  Multi-family and commercial real estate loans increased $28.9 million, or 27.3%, for the year ended December 31, 2009 due to the efforts of our business development officers to grow market share and attract new business.

We also originate construction loans secured by residential and commercial real estate.  These loans were $46.3 million and represented 11.3% of real estate loans and 9.6% of total loans at December 31, 2009, compared to $50.6 million, which represented 13.6% of real estate loans and 11.6% of total loans at December 31, 2008.  Construction loans decreased $4.3 million, or 8.5%, for the year ended December 31, 2009 primarily due to decreased loan demand by contractors for construction loans.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit.  Commercial business loans totaled $31.3 million, and represented 6.5% of total loans at December 31, 2009, compared to $22.6 million, representing 5.2% of total loans, at December 31, 2008.

We also originate a variety of consumer loans, including second mortgage loans, home equity lines of credit and loans secured by savings accounts and automobiles.  Consumer loans totaled $38.9 million and represented 8.1% of total loans at December 31, 2009, compared to $41.3 million, which represented 9.4% of total loans at December 31, 2008.  The $2.4 million, or 5.8%, decrease for the year ended December 31, 2009 was due to declining demand for this type of product.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$229,693	47.74%	$216,201	49.51%	$193,787	53.24%
Construction	46,298	9.62	50,596	11.59	41,041	11.27
Multi-family and commercial real estate	134,931	28.05	106,028	24.28	70,051	19.25
Total real estate loans	410,922	85.41	372,825	85.38	304,879	83.76
Commercial business loans	31,325	6.51	22,567	5.17	16,690	4.59
Consumer loans:
Savings accounts	1,113	0.23	1,093	0.25	1,272	0.35
Personal	256	0.05	262	0.06	302	0.08
Automobile	230	0.05	271	0.06	327	0.09
Home equity	37,276	7.75	39,655	9.08	40,517	11.13
Total consumer loans	38,875	8.08	41,281	9.45	42,418	11.65
Total loans	481,122	100.00%	436,673	100.00%	363,987	100.00%

Less:
Allowance for loan losses	3,996		2,869		2,163
Undisbursed construction loans	3,336		1,299		1,532
Deferred loan origination fees	486		529		461
Loans receivable, net	$473,304		$431,976		$359,831

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$179,374	57.27%	$156,900	59.44%
Construction	30,124	9.62	24,943	9.45
Multi-family and commercial real estate	45,879	14.65	33,608	12.73
Total real estate loans	255,377	81.54	215,451	81.62
Commercial business loans	13,508	4.31	9,728	3.69
Consumer loans:
Savings accounts	634	0.20	785	0.30
Personal	275	0.09	212	0.08
Automobile	186	0.06	160	0.06
Home equity	43,220	13.80	37,628	14.25
Total consumer loans	44,315	14.15	38,785	14.69
Total loans	313,200	100.00%	263,964	100.00%

Less:
Allowance for loan losses	2,071		1,878
Undisbursed construction loans	2,343		2,258
Deferred loan origination fees	410		401
Loans receivable, net	$308,376		$259,427

Index

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans repricing or maturing during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2009
	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
One year or less	$54,992	$17,553	$22,387	$94,932
More than one year to five years	92,609	8,696	3,615	104,920
More than five years	263,321	5,076	12,873	281,270
Total	$410,922	$31,325	$38,875	$481,122

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$213,925	$19,791	$233,716
Construction	7,612	555	8,167
Multi-family and commercial	5,214	108,832	114,046
Commercial business loans	10,378	3,395	13,773
Consumer loans	16,176	312	16,488
Total	$253,305	$132,885	$386,190

The following table shows loan origination activity during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Total loans at beginning of period	$436,673	$363,987	$313,200
Loans originated:
Real estate loans:
One- to four-family	48,387	41,472	30,172
Construction	24,518	34,459	32,913
Multi-family and commercial	24,547	40,566	30,009
Commercial business loans	21,598	15,597	10,714
Consumer loans	13,726	13,235	15,914
Total loans originated	132,776	145,329	119,722
Deduct:
Real estate loan principal repayments	(59,355)	(48,551)	(43,595)
Other repayments	(28,972)	(24,092)	(25,340)
Net loan activity	44,449	72,686	50,787
Total loans at end of period	$481,122	$436,673	$363,987

The Bank did not purchase or sell any loans during the periods presented in the table above.

Index

Allowance for Loan Losses and Asset Quality.  The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are needed a provision for loan losses is charged against earnings.  The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors on a quarterly basis.

The allowance for loan losses is established to recognize the inherent losses associated with lending activities.  The methodology for assessing the appropriateness of the allowance for loan losses consists of the following process.

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio.  For individually evaluated loans that are considered impaired, a reserve will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral.  (A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.)

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors.  Each of these groups is then evaluated based on several factors to estimate credit losses.  Management will determine for each category of loans with similar risk characteristics the historical loss rate.  Historical loss rates provide a reasonable starting point for the Bank’s analysis but analysis and trends in losses do not form a sufficient basis to determine the appropriate level of the loan loss reserve.  Management also considers qualitative and environmental factors likely to cause losses.  These factors include but are not limited to: changes in the amount and severity of past due, non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectability of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends.  This analysis establishes factors that are applied to each of the segregated groups of loans to determine an acceptable level of loan loss reserve.

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

At December 31, 2009, our allowance for loan losses represented 0.84% of total gross loans and 66.6% of nonperforming loans compared to 0.66% of total gross loans and 107.13% of nonperforming loans at December 31, 2008.  The allowance for loan losses increased $1.1 million from $2.9 million at December 31, 2008 to $4.0 million at December 31, 2009.  The increase in the allowance was largely the result of a $1.1 million provision for loan losses made during 2009.  This provision was based on the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial real estate loans which are generally riskier than one-to-four family loans.  In addition, as discussed below, nonperforming loans and classified loans increased during the 2009 year.  Total nonperforming loans increased from $2.7 million at December 31, 2008, to $6.0 million at December 31, 2009.  The increase was primarily in the commercial real estate and residential loan portfolios.

At December 31, 2008, our allowance for loan losses represented 0.66% of total gross loans and 107.13% of nonperforming loans.  The allowance for loan losses increased $706,000 from December 31, 2007 to December 31, 2008.  The increase in the allowance was largely the result of a $675,000 provision for loan losses made during 2008.

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

Index

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

Summary of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.  Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$2,869	$2,163	$2,071	$1,878	$1,829
Provision for loan losses	1,144	675	151	192	32
Less: Charge offs:
Real estate loans	—	—	46	—	—
Commercial business loans	12	—	5	—	3
Consumer loans	6	7	10	2	1
Total charge-offs	18	7	61	2	4

Plus: Recoveries:
Real estate loans	—	38	1	3	18
Commercial business loans	—	—	—	—	3
Consumer loans	1	—	1	—	—
Total recoveries	1	38	2	3	21
Net charge-offs (recoveries)	17	(31)	59	(1)	(17)

Allowance at end of period	$3,996	$2,869	$2,163	$2,071	$1,878

Allowance to nonperforming loans	66.60%	107.13%	222.99%	103.03%	638.78%
Allowance to total loans outstanding at the end of the period	0.84%	0.66%	0.60%	0.67%	0.72%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	(0.01)%	0.02%	0.00%	(0.01)%

Index

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family	$1,044	26.13%	47.74%	$762	26.56%	49.51%	$661	30.56%	53.24%
Construction	632	15.81	9.62	621	21.65	11.59	473	21.87	11.27
Multi-family and commercial real estate	1,489	37.26	28.05	903	31.47	24.28	495	22.88	19.25
Commercial business	481	12.04	6.51	251	8.75	5.17	185	8.55	4.59
Consumer loans	350	8.76	8.08	332	11.57	9.45	349	16.14	11.65
Unallocated	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$3,996	100.00%	100.00%	$2,869	100.00%	100.00%	$2,163	100.00%	100.00%

	At December 31,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family	$718	34.67%	57.27%	$724	38.55%	59.44%
Construction	464	22.40	9.62	376	20.02	9.45
Multi-family and commercial real estate	347	16.76	14.65	379	20.18	12.73
Commercial business	209	10.09	4.31	113	6.02	3.69
Consumer loans	333	16.08	14.15	283	15.07	14.69
Unallocated	—	—	—	3	0.16	—
Total allowance for loan losses	$2,071	100.00%	100.00%	$1,878	100.00%	100.00%

Nonperforming and Classified Assets.  When a loan becomes more than 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases, the interest previously accrued to income is reversed and the loan is placed on a cash basis.  Payments on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

We consider repossessed assets and loans that are more than 90 days past due to be nonperforming assets.  Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, or fair market value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property are charged against income.

Nonperforming assets totaled $6.1 million, or 1.08% of total assets, at December 31, 2009, which was an increase of approximately $3.5 million, or 129.3%, from December 31, 2008.  Nonaccrual loans accounted for 97.7% of the total nonperforming assets at December 31, 2009.  This increase was primarily due to increases in nonaccrual loans in the commercial real estate and residential mortgage portfolios, along with smaller increases in consumer and commercial business loan portfolios.

Nonperforming assets totaled $2.7 million, or 0.50% of total assets, at December 31, 2008, which was an increase of approximately $1.7 million, or 176.1%, from December 31, 2007.  Nonaccrual loans accounted for 100% of the total nonperforming assets at December 31, 2008. This increase was primarily due to the transfer of three commercial loans secured by real estate in the amount of $1.4 million to non-accrual status during this period.  Management does not anticipate any losses on these loans due to the value of the real estate securing the loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the

Index

loan agreement.  We consider one- to four-family mortgage loans and consumer loans to be homogeneous and only evaluate them for impairment separately when they are delinquent or classified.  Other loans are evaluated for impairment on an individual basis.  At December 31, 2009, nine loans were considered impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$1,826	$1,100	$422	$423	$165
Multi-family and commercial real estate	3,364	1,371	356	1,388	120
Commercial business	452	142	144	142	9
Consumer	358	65	48	57	—
Total	6,000	2,678	970	2,010	294

Foreclosed real estate	140	—	—	—	47

Total nonperforming assets	$6,140	$2,678	$970	$2,010	$341

Total nonperforming loans to total loans	1.26%	0.62%	0.27%	0.65%	0.11%

Total nonperforming loans to total assets	1.08%	0.50%	0.21%	0.49%	0.08%

Total nonperforming assets to total assets	1.10%	0.50%	0.21%	0.49%	0.10%

Other than disclosed in the previous table, there are no other loans at December 31, 2009 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Interest income that would have been recorded for the years ended December 31, 2009 and December 31, 2008 had nonaccruing loans been current according to their original terms amounted to $328,000 and $140,000, respectively.  Income related to nonaccrual loans included in interest income for the years ended December 31, 2009 and December 31, 2008 amounted to $238,000 and $118,000, respectively.

Federal regulations require us to regularly review and classify our assets.  In addition, our regulators have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  If we classify an asset as loss, we must charge off such amount.

Index

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008
	(In thousands)

Special mention assets	$43,539	$30,268
Substandard assets	16,890	10,274
Doubtful assets	37	4
Loss assets	—	—
Total classified assets	$60,466	$40,546

Special mention assets at December 31, 2009 included one loan in the amount of $70,000 that was nonaccrual.  Special mention assets at December 31, 2008 did not include any nonaccrual loans.  Substandard assets at December 31, 2009 and December 31, 2008 included nonaccrual loans of $5.8 million and $2.7 million, respectively.  Doubtful assets at December 31, 2009 and December 31, 2008 included nonaccrual loans of $9,000 and zero, respectively. The increase in loans classified as special mention in the 2009 period was due in part to the timeliness of the borrower’s financial information and general economic conditions.

Delinquencies.  The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2009		2008		2007
	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due
	(In thousands)

One- to four-family	$2,634	$328	$1,000	$724	$99	$950
Multi-family and commercial real estate	1,247	2,713	84	--	880	678
Commercial business	373	25	568	7	31	25
Consumer loans	364	162	2	4	11	—
Total	$4,618	$3,228	$1,654	$735	$1,021	$1,653

Securities.  Our securities portfolio consists primarily of mortgage-backed securities and collateralized mortgage obligations with maturities of 30 years or less, money market preferred obligations, as well as U.S. Government and agency obligations.  Securities decreased by $24.8 million in the year ended December 31, 2009 primarily due to the sale of our entire municipal bond portfolio, combined with the sale of a portion of our mortgage-backed security portfolio.

Securities decreased by $2.6 million in the year ended December 31, 2008 primarily due to the previously disclosed Other Than Temporary Impairment (“OTTI”) write down on our auction rate pass through certificates with Fannie Mae preferred stock as underlying collateral as a result of the actions of the United States Treasury Department and the Federal Housing Finance Agency, with respect to Fannie Mae and Freddie Mac, in the third quarter of 2008.  Substantially all of our mortgage-backed securities and collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac.  Our securities portfolio also includes a private label collateralized mortgage obligation and a corporate obligation.

Index

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$1,529	$1,583	$1,537	$1,604	$2,749	$2,744
Mortgage-backed securities	23,561	24,500	42,297	43,030	31,352	31,261
Collateralized mortgage obligations	3,091	3,000	3,339	3,183	3,547	3,494
Municipal obligations	—	—	8,888	8,993	14,092	14,075
Money market preferred obligations	8,200	7,880	9,273	6,744	12,700	12,700
Corporate obligations	1,000	660	1,000	290	1,000	990

Held-to-maturity securities:
U.S. Government and agency obligations	1,451	1,475	—	—	1,000	998
Interest-bearing balances	—	—	—	—	190	190
Total	$38,832	$39,098	$66,334	$63,844	$66,630	$66,452

At December 31, 2009, we did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of our total capital at that date.

Index

The following table sets forth the final maturities and weighted average yields of securities at December 31, 2009.  Mortgage-backed securities and collateralized mortgage obligations are secured by mortgages and as a result produce monthly principal repayments which are not reflected in the table below.  Certain mortgage-backed securities, collateralized mortgage obligations and money market preferred obligations have adjustable interest rates and reprice within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2009, mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $10.9 million.  The auction markets for the money market preferred obligations listed are not currently active.  As a result, the money market preferred obligations are listed below based on their repricing schedule, rather than their expected maturities.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars n thousands)
Available-for-sale securities:
U.S. Government and agency obligations	$—	—	$1,069	4.39%	$514	5.55%
Mortgage-backed securities	—	—	690	3.50%	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Money market preferred obligations	7,880	4.41%	—	—	—	—
Corporate obligations	—	—	660	6.00%	—	—
Total available-for-sale securities	7,880	4.41%	2,419	4.57%	514	5.55%

Held-to-maturity securities:
Mortgage-backed securities	—	—	—	—	—	—
Total held-to-maturity securities	—	—	—	—	—	—
Total	$7,880	4.41%	$2,419	4.57%	$514	5.55%

	More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale securities:
U.S. Government and agency obligations	$—	—	$1,583	4.76%
Mortgage-backed securities	23,810	4.96%	24,500	4.92%
Collateralized mortgage obligations	3,000	3.19%	3,000	3.19%
Money market preferred obligations	—	—	7,880	4.41%
Corporate obligations	—	—	660	6.00%
Total available-for-sale securities	26,810	4.76%	37,623	4.69%

Held-to-maturity securities:
Mortgage-backed securities	1,475	5.26%	1,475	5.26%
Total held-to-maturity securities	1,475	5.26%	1,475	5.26%
Total	$28,285	4.79%	$39,098	4.71%

Index

Bank Owned Life Insurance.  During 2003, we purchased life insurance policies on certain key executives.  We purchased $2.5 million of additional policies in the fourth quarter of 2005.  Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized.  Income earned on bank owned life insurance policies is exempt from income taxes.

Deposits.  Our primary source of funds is retail deposit accounts held principally by individuals and businesses within our market area.  The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts.  At December 31, 2009, we had no brokered deposits.  Total deposits increased $17.9 million or 4.9% in the year ended December 31, 2009.  During that time period, certificate accounts decreased 1.6%, regular savings accounts increased by 36.1%, checking and NOW accounts increased by 9.1% and money market savings accounts decreased by1.9%.  The increase in deposits was primarily due to competitive pricing in our market area, combined with the opening of our 10th office in the third quarter of 2008.  The increase in regular savings accounts was primarily due to the inflow of funds into a more liquid regular savings product with an attractive rate.

The following table sets forth the balances of our deposit products at the date indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

Certificate accounts	$231,905	$235,764	$202,411
Regular savings accounts	65,916	48,427	41,480
Checking and NOW accounts	57,319	52,537	49,511
Money market savings accounts	25,791	26,298	27,996
Total	$380,931	$363,026	$321,398

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2009.  Jumbo certificate accounts require minimum deposits of $100,000.

Maturity Period	Certificate Accounts
(In thousands)

Three months or less	$12,870
Over three through six months	16,955
Over six through twelve months	7,608
Over twelve months	45,507
Total	$82,940

Borrowings.  We borrow funds from the Federal Home Loan Bank of Boston during periods of low liquidity to match fund increases in our fixed-rate mortgage portfolio and to provide long-term fixed-rate funding with the goal of decreasing our exposure to an increase in interest rates.  In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs.  At December 31, 2009, we had the ability to borrow a total of $3.5 million from a correspondent bank, none of which was borrowed at such date.  We also use securities sold under agreements to repurchase as a source of borrowings.

Index

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the period	$117,211	$119,628	$84,878
Average advances outstanding during the period	104,268	107,182	69,866
Weighted average interest rate during the period	3.77%	4.31%	4.89%
Balance outstanding at end of period	112,553	$118,421	$84,878
Weighted average interest rate at end of period	2.91%	3.80%	4.66%

Equity.  Total equity increased by $4.7 million, or 10.3%, to $50.3 million at December 31, 2009 from $45.6 million at December 31, 2008.  The increase in 2009 resulted from net income of $2.0 million, dividends of $447,000 paid to stockholders, stock repurchases of $25,000, a net decrease to the unrealized loss on available for sale securities of $2.5 million and $644,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan.  Our average equity to average assets ratio was 8.97% at December 31, 2009, compared to 9.71% at December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

Overview.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)

Net income (loss)	$1,993	$(312)	(738.78)%
Return (loss) on average assets	0.37%	(0.06)%	(716.67)%
Return (loss) on average equity	4.10%	(0.64)%	(740.63)%

Net income for the year ended December 31, 2009 increased $2.3 million from net income in 2008.  The increase was primarily due to the OTTI charge of $3.4 million on auction rate pass through certificates with Fannie Mae preferred stock as underlying collateralwhich was recorded in 2008.  The Company experienced an increase of $469,000 in the provision for loan losses, an increase in noninterest expense of $1.1 million, which was offset by a $1.5 million increase in net interest income.  Excluding the OTTI charge, the Company experienced an increase in noninterest income of $400,000.

Net Interest Income.

Net interest income for the year ended December 31, 2009, totaled $15.8 million compared to $14.3 million for the year ended December 31, 2008, an increase of $1.5 million, or 10.2%.  The increase in net interest income was primarily due to a decrease in interest expense.  Interest expense decreased by $1.4 million, or 9.8% during this period, primarily due to a decrease in the average rates paid on interest bearing liabilities.  The average rates paid on deposits and borrowings decreased by 51 basis points in 2009.  The Company experienced an increase in the average balances of deposits of 9.2% for the twelve month periods, while the average balances of borrowings increased by 5.3% in the twelve month period.  Increases in deposits were experienced in all categories, except money market accounts where there was a small decrease.

The Company also experienced an increase in the average balance of interest earning assets of 7.5%, partially offset by a decrease in the average rate earned on these assets of 40 basis points.  The increase in interest earning assets is attributed primarily to an increase in the loan portfolio, partially offset by decreases in the average balances of the investment portfolio over the same periods.  The average balances in the loan portfolio increased by 13.0% in 2009.  The largest increases were in the commercial mortgage portfolio followed by the residential mortgage portfolio, due in part to the efforts of our business development officers to grow market share and attract new customers.

Index

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends, the total dollar amount of interest expense and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using the average of daily balances and nonaccrual loans are included in average balances only.  During the 2009, 2008 and 2007 periods, we held tax-exempt municipal securities with average balances of $950,000, $9.9 million and $15.0 million, respectively, and during the 2009, 2008 and 2007 periods we held preferred money market securities with an average balance of $9.2 million, $11.9 million and $12.7 million respectively which recognize a dividends received deduction.  The yields below do not reflect the tax benefits of these securities.

Index

	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans	$448,131	$25,954	5.79%	$396,524	$24,556	6.19%	$331,490	$21,681	6.54%
Fed Funds sold	5,444	5	0.09	2,391	57	2.38	2,599	143	5.50
Investment securities	50,025	2,332	4.66	69,498	3,391	4.88	64,290	2,938	4.57
Federal Home Loan Bank stock	6,252	--	0.00	5,735	199	3.47	4,179	268	6.41
Total interest-earning assets	509,852	28,291	5.55	474,148	28,203	5.95	402,558	25,030	6.22
Noninterest-earning assets	32,484			30,910			31,629
Total assets	$542,336			$505,058			$434,187

Interest-bearing liabilities:
Certificate accounts	$237,850	$7,741	3.25	$216,595	$8,297	3.83	$183,172	$8,414	4.59
Regular savings accounts and escrow	60,825	390	0.64	48,130	288	0.60	46,093	258	0.56
Checking and NOW accounts	53,258	45	0.08	53,732	159	0.30	56,915	487	0.86
Money market savings accounts	25,790	301	1.17	27,607	527	1.91	24,709	591	2.39
Total interest-bearing deposits	377,723	8,477	2.24	346,064	9,271	2.68	310,889	9,750	3.14

FHLB advances	104,268	3,931	3.77	107,182	4,615	4.31	69,866	3,414	4.89
Other borrowings	9,316	129	1.38	654	18	2.75	290	10	3.45
Total interest-bearing liabilities	491,307	12,537	2.55	453,900	13,904	3.06	381,045	13,174	3.46

Noninterest-bearing liabilities	2,391						1,899
Total liabilities	493,698			2,138			382,944

Stockholders’ equity	48,638			49,020			51,243
Total liabilities and stockholders’equity	$542,336			$505,058			$434,187
Net interest income		$15,754			$14,299			$11,856
Interest rate spread			3.00%			2.88%			2.76%
Net interest margin			3.09%			3.02%			2.95%
Average interest-earning assets to average interest-bearing liabilities			103.77%			104.46%			105.65%

Index

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.  The net column represents the sum of the prior columns.

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$2,784	$(1,386)	$1,398	$3,943	$(1,068)	$2,875
Fed Funds sold	(211)	159	(52)	(11)	(75)	(86)
Investment securities	(914)	(145)	(1,059)	247	206	453
Federal Home Loan Bank stock	20	(219)	(199)	297	(366)	(69)
Total interest income	1,679	(1,591)	88	4,476	(1,303)	3,173

Interest expense:
Certificate accounts	1,044	(1,600)	(556)	(1,302)	1,185	(117)
Regular savings accounts	80	22	102	12	18	30
Checking and NOW accounts	(1)	(113)	(114)	(26)	(302)	(328)
Money market savings accounts	(33)	(193)	(226)	89	(153)	(64)
Total deposit expense	1,090	(1,884)	(794)	(1,227)	748	(479)
FHLB advances	(123)	(561)	(684)	1,545	(344)	1,201
Other borrowings	115	(4)	111	10	(2)	8
Total interest expense	1,082	(2,449)	(1,367)	328	402	730
Net interest income	$597	$858	$1,455	$4,148	$(1,705)	$2,443

Provision for Loan Losses.

During the year ended December 31, 2009, a $1.1 million provision was made to the allowance for loan losses.   The provision was primarily due to the increased size of the portfolio, a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, and general economic conditions.

During the year ended December 31, 2008, a $675,000 provision was made to the allowance for loan losses.   The provision was primarily due to the increased size of the loan portfolio, a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, and general economic conditions.

Index

Noninterest Income.  The following table shows the components of noninterest income and the percentage changes from 2009 to 2008.

	2009	2008	% Change 2009/2008

Fees for services related to deposit accounts	$1,060	$1,053	0.66%
Fees for other services	574	529	8.51%
Gain (loss) on investments	388	(3,398)	-111.42%
Income from bank owned life insurance	341	315	8.25%
Income from investment advisory services, net	271	299	-9.36%
Other income	108	154	-29.87%
Total	$2,742	$(1,048)	-361.64%

For the year ended December 31, 2009, noninterest income increased 361.6% to $2.7 million, compared to $(1.0) million for 2008.  The largest increase in noninterest income was the gain on sale of investments. The 2008 period included the OTTI charge of $3.4 million on auction rate pass through certificates with Fannie Mae preferred stock as underlying collateral.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes from 2009 to 2008.

	2009	2008	% Change 2009/2008

Compensation, taxes and benefits	$7,692	$7,521	2.27%
Office occupancy	2,151	2,173	-1.01%
FDIC insurance premiums	946	132	616.67%
Computer processing	916	861	6.39%
Professional fees	674	518	30.12%
Directors compensation	560	493	13.59%
Advertising	330	534	-38.20%
Office supplies	207	195	6.15%
Loss on foreclosed real estate, net	36	1	3,500.00%
Other expenses (1)	1,029	1,026	0.29%
Total	$14,541	$13,454	8.08%
____________________________
(1)	Other expenses for all periods include, among other items, insurance, postage and expenses related to checking accounts.

Noninterest expense was $14.5 million for the year ended December 31, 2009, compared to $13.5 million for 2008.  The increase was primarily the result of increases in FDIC insurance premiums.  In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital.  This special assessment was paid on September 30, 2009. Additionally, the increases in noninterest expense were due to increased professional fees, primarily as a result of fees related to the announced acquisition of Southern Connecticut Bancorp, Inc, and increases in compensation costs, primarily as a result of filling two vacant positions.  These increases were partially offset by a decrease in advertising expense and office occupancy expenses.

Index

Income Taxes

During the year ended December 31, 2009, the effective tax rate for 2009 was 29.1%, compared with 23.5% for 2008, excluding the tax benefit recorded for the OTTI charge in the 2008 period.  See note 12 to the financial statements in this Annual Report on form 10-K.

Market Risk Analysis

Qualitative Aspects of Market Risk.  Our most significant form of market risk is interest rate risk.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between assets and liability maturities (or rate adjustment periods), while maintaining an acceptable interest rate spread, by originating adjustable-rate mortgage loans for retention in our loan portfolio, variable-rate home equity lines and variable-rate commercial loans and by purchasing variable-rate investments and investments with expected maturities of less than 10 years.  In 2002-2004 we sold a small percentage of our originations of longer term fixed-rate one- to four-family mortgage loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals.  We have not sold any loans since 2004.  Generally, loans are sold without recourse and with servicing retained.  We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Our Asset/Liability Committee communicates, coordinates and controls all aspects of asset/liability management.  The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Quantitative Aspects of Market Risk.  We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in net portfolio value of Naugatuck Valley Savings at December 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$36,491	$(20,597)	(36)%	6.74%	(3.13)%
200	44,506	(12,582)	(22)%	8.03%	(1.84)%
100	51,817	(5,271)	(9)%	9.13%	(0.74)%
50	54,807	(2,281)	(4)%	9.56%	(0.31)%
0	57,088	—	—	9.87%	—
(50)	58,434	1,346	2%	10.03%	0.16%
(100)	58,348	1,260	2%	9.96%	0.09%

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings institutions.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For

Index

example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, and advances from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Each quarter we project liquidity availability and demands on this liquidity for the next 90 days.  We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in federal funds and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2009 and December 31, 2008, cash and cash equivalents totaled approximately $12.1 million and $8.2 million respectively, including federal funds of $3.1 million and $33,000, respectively.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $37.6 million and $63.8 million at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009 and December 31, 2008, we had the ability to borrow a total of $154.6 million and $152.0 million, respectively, from the Federal Home Loan Bank of Boston, of which $112.6 million and $118.4 million, was outstanding, respectively.  At December 31, 2009 and December 31, 2008, we had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston for both periods.  We had no overnight advances outstanding with the Federal Home Loan Bank of Boston on these dates.  In addition, at December 31, 2009 and December 31, 2008, we had the ability to borrow $3.5 million from a correspondent bank for both periods, none of which was outstanding on this line at December 31, 2009, and $1.3 million was outstanding at December 31, 2008.

At December 31, 2009, we had $21.0 million in unused line availability on home equity lines of credit, $17.9 million in unadvanced commercial lines, $2.4 million in mortgage commitments, $7.7 million in commercial mortgage loan commitments, $28.8 million in unadvanced construction mortgage commitments, $4.3 million in letters of credit, $460,000 in commercial business loan commitments and $99,000 in overdraft line of credit availability.  Certificates of deposit due within one year of December 31, 2009 totaled $115.6 million, or 30.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, we have remained highly liquid.  We expect that all of our liquidity needs, including the contractual commitments set forth in the table below, the estimated costs of our branch expansion plans and increases in loan demand can be met by our currently available liquid assets and cash flows.  If loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Boston.  We expect that our currently available liquid assets and our ability to borrow from the Federal Home Loan Bank of Boston would be sufficient to satisfy our liquidity needs without any material adverse effect on our liquidity.  We are not aware of any trends and/or demands, commitments, events or uncertainties that could result in a material decrease in liquidity.

Index

Our primary investing activities are the origination of loans and the purchase of securities.  For the year ended December 31, 2009 we originated $132.8 million of loans and purchased $1.6 million of securities. For the year ended December 31, 2008 we originated $145.3 million of loans and purchased $25.0 million of securities.  During the year ended December 31, 2009, these activities were funded primarily by an increase in deposits of $17.9 million, proceeds from sales and maturities of available-for-sale securities of $29.3 million and proceeds from held-to-maturity securities of $110,000.  During the year ended December 31, 2008, these activities were funded primarily by an increase in deposits of $41.6 million, net increase in borrowed funds of $34.0 million, proceeds from sales and maturities of available-for-sale securities of $20.7 million and proceeds from held-to-maturity securities of $1.2 million.

Historically, our investment portfolio had been funded by excess liquidity when deposit inflows exceed loan demand. In December 2008, we implemented a leverage strategy with the objective of enhancing earnings by borrowing $13.5 million from the Federal Home Loan Bank of Boston on an intermediate-term basis to fund the purchase of a like amount of intermediate-term mortgage-backed securities.  This strategy is accretive to earnings.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $17.9 million and a net increase of $41.6 million for the years ended December 31, 2009 and 2008, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships.  Occasionally, we offer promotional rates on certain deposit products in order to attract deposits.  We experienced a decrease in borrowed funds of $164,000 for the year ended December 31, 2009.  Federal Home Loan Bank advances increase $34.0 million for the year ended December 31, 2008.  The increase in 2008 was primarily due to lending and investing activities.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See note 14 of the notes to the financial statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans.  See note 16 of the notes to the financial statements in this annual report.

For the years ended December 31, 2009 and 2008, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

We have prepared the financial statements and related financial data presented in this report in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on our performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The information regarding by this item is included herein beginning on page F-1.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

For information concerning Naugatuck Valley Financial’s directors, the information contained under the section captioned “Item 1—Election of Directors” in Naugatuck Valley Financial’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of Naugatuck Valley Financial, the section captioned “Item 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct, a copy of which can be filed as an exhibit to this Form 10-K.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is set forth under the section captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

Index

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan.  The plan was approved by the Company’s stockholders.

PLAN CATEGORY	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	353,430	$11.13	20,777

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	353,430	$11.13	20,777

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is set forth under the section captioned “Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (9)
2.2	Plan of Conversion and Reorganization, dated February 22, 2010 (9)
3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation (2)
4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (4)*
10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (4) *
10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (5)*
10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (3)*
10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (3)*
10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (3)*
10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (6)*
10.8	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline (7)*
14.0	Code of Ethics and Business Conduct (8)
21.0	List of Subsidiaries
23.0	Consent of Whittlesey & Hadley, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
______________________________
*Management contract or compensation plan arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the three months ended September 30, 2004.
(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(4)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(6)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year end December 31, 2008.
(8)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.
(9)
Incorporated by reference to the Exhibits filed to the Company’s Current Report on Form 8-K filed February 23, 2010. The registrant has omitted schedules and similar attachments to the subject agreements pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the United States Securities and Exchange Commission upon request.

Index

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Index

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Naugatuck Valley Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Naugatuck Valley Financial Corporation (the “Company”) and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary at December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Hartford, Connecticut
March 26, 2010

Consolidated Statements of Financial Condition
(Dollars in thousands)
	December 31,
	2009	2008
ASSETS
Cash and due from depository institutions	$9,003	$8,214
Investment in federal funds	3,143	33
Investment securities available-for-sale, at fair value	37,623	63,844
Investment securities held-to-maturity, at amortized cost	1,451	-
Loans receivable, net	473,304	431,976
Accrued income receivable	2,074	2,099
Foreclosed real estate, net	140	-
Premises and equipment, net	9,948	10,565
Bank owned life insurance	8,920	8,579
Federal Home Loan Bank of Boston stock, at cost	6,252	6,252
Other assets	5,097	3,824

Total assets	$556,955	$535,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$380,931	$363,026
Borrowed funds	118,984	119,148
Mortgagors' escrow accounts	4,888	4,562
Other liabilities	1,844	3,061
Total liabilities	506,647	489,797

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 7,604,375 shares issued; shares outstanding - 7,022,866 at December 31, 2009; 7,026,894 at December 31, 2008	76	76
Paid-in capital	33,756	33,637
Retained earnings	24,849	23,303
Unearned ESOP shares (193,735 shares at December 31, 2009 and 213,624 shares at December 31, 2008)	(1,937)	(2,136)
Unearned stock awards (32,340 shares at December 31, 2009 and 61,780 shares at December 31, 2008)	(355)	(680)
Treasury Stock, at cost (583,342 shares at December 31, 2009 and 579,314 shares at December 31, 2008)	(6,132)	(6,107)
Accumulated other comprehensive income (loss)	51	(2,504)
Total stockholders' equity	50,308	45,589

Total liabilities and stockholders' equity	$556,955	$535,386

Consolidated Statements of Income
(Dollars in thousands, except earnings per share)
	For the Years Ended December 31,
	2009	2008	2007
Interest and dividend income
Interest on loans	$25,954	$24,556	$21,681
Interest and dividends on investments and deposits	2,337	3,647	3,349
Total interest income	28,291	28,203	25,030

Interest expense
Interest on deposits	8,477	9,271	9,750
Interest on borrowed funds	4,060	4,633	3,424
Total interest expense	12,537	13,904	13,174

Net interest income	15,754	14,299	11,856

Provision for loan losses	1,144	675	151

Net interest income after provision for loan losses	14,610	13,624	11,705

Noninterest income
Fees for services related to deposit accounts	1,060	1,053	955
Fees for other services	574	529	559
Income from bank owned life insurance	341	315	308
Income from investment advisory services, net	271	299	260
Gain (loss) on investments	388	(3,398)	65
Other income	108	154	207
Total noninterest income (loss)	2,742	(1,048)	2,354

Noninterest expense
Compensation, taxes and benefits	7,692	7,521	6,914
Office occupancy	2,151	2,173	1,966
FDIC insurance premiums	946	132	35
Computer processing	916	861	733
Professional fees	674	518	504
Directors compensation	560	493	494
Advertising	330	534	594
Office supplies	207	195	201
Loss on foreclosed real estate, net	36	1	-
Other expenses	1,029	1,026	981
Total noninterest expense	14,541	13,454	12,422

Income (loss) before tax provision (benefit)	2,811	(878)	1,637

Income tax provision (benefit)	818	(566)	217

Net income (loss)	$1,993	$(312)	$1,420

Earnings (loss) per share - basic and diluted	$0.29	$(0.05)	$0.20

Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)
	Common	Paid-in
	Stock	Capital

Balance at December 31, 2007	$76	$33,483
ESOP shares released - 19,889 shares	-	(29)
Dividends paid ($0.23 per common share)	-	-
Stock based compensation - 1,000 shares awarded	-	-
Stock based compensation - 29,246 shares vested	-	-
Stock based compensation - options	-	183
Treasury stock acquired - 241,840 shares	-	-
Comprehensive income:
Net income	-	-
Net change in unrealized holding gain on available-for-sale securities, net of tax effect Comprehensive income	-	-

Balance at December 31, 2008	76	33,637
ESOP shares released - 19,889 shares	-	(87)
Dividends paid ($0.17 per common share)	-	-
Stock based compensation - 29,446 shares vested	-	-
Stock based compensation - options	-	206
Treasury stock acquired - 4,028 shares	-	-
Comprehensive income:
Net income	-	-
Net change in unrealized holding gain on available-for-sale securities, net of tax effect Comprehensive income	-	-

Balance at December 31, 2009	$76	$33,756

Retained	Unearned ESOP	Unearned Stock	Treasury	Accumulated Other Comprehensive
Earnings	Shares	Awards	Stock	Income (Loss)	Total

$24,233	$(2,335)	$(995)	$(3,889)	$(116)	$50,457
-	199	-	-	-	170
(614)	-	-	-	-	(614)
(4)	-	(9)	13	-	-
-	-	324	-	-	324
-	-	-	-	-	183
-	-	-	(2,231)	-	(2,231)

(312)	-	-	-	-	-

				(2,388)	-
-	-	-	-	-	(2,700)

23,303	(2,136)	(680)	(6,107)	(2,504)	45,589
-	199	-	-	-	112
(447)	-	-	-	-	(447)
-	-	325	-	-	325
-	-	-	-	-	206
-	-	-	(25)	-	(25)

1,993	-	-	-	-	-

				2,555	-
-	-	-	-	-	4,548

$24,849	$(1,937)	(355)	$(6,132)	$51	$50,308

Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$1,993	$(312)	$1,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,144	675	151
Depreciation and amortization expense	821	835	776
Net amortization (accretion) from investments	60	51	(21)
Amortization of intangible assets	34	34	34
Provision for deferred tax (benefit)	704	(1,574)	11
Loss (gain) on investment securities	(388)	3,398	(65)
Stock-based compensation	656	813	698
Net change in:
Accrued income receivable	25	(65)	(130)
Deferred loan fees	(43)	68	51
Cash surrender value of life insurance	(341)	(315)	(308)
Other assets	(2,291)	(39)	(35)
Other liabilities	222	(110)	98
Net cash provided by operating activities	2,596	3,459	2,680

Cash flows from investing activities
Proceeds from maturities and repayments of
available-for-sale securities	10,022	7,501	12,236
Proceeds from sale of available-for-sale securities	19,264	13,171	8,441
Proceeds from sale of held-to-maturity securities	110	-	-
Proceeds from maturities of held-to-maturity securities	-	1,190	1,390
Purchase of available-for-sale securities	-	(25,017)	(17,598)
Purchase of held-to-maturity securities	(1,566)	-	(250)
Loan originations net of principal payments	(42,570)	(72,888)	(51,656)
Purchase of Federal Home Loan Bank of Boston stock	-	(1,619)	(734)
Purchase of property and equipment	(212)	(775)	(325)
Net cash used by investing activities	(14,952)	(78,437)	(48,496)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from financing activities
Net change in time deposits	(3,859)	33,353	37,335
Net change in other deposit accounts	21,764	8,275	(5,135)
Advances from Federal Home Loan Bank of Boston	52,550	55,915	46,927
Repayment of Advances from Federal Home Loan Bank of Boston	(58,418)	(22,373)	(30,538)
Net change in mortgagors' escrow accounts	327	691	376
Change in short-term borrowings	4,363	1,839	229
Common stock repurchased	(25)	(2,231)	(2,364)
Cash dividends to common stockholders	(447)	(614)	(589)
Proceeds from exercise of options	-	-	3
Net cash provided by financing activities	16,255	74,855	46,244

Increase (decrease) in cash and cash equivalents	3,899	(123)	428
Cash and cash equivalents at beginning of year	8,247	8,370	7,942

Cash and cash equivalents at end of year	$12,146	$8,247	$8,370

Supplemental disclosures
Non-cash investing activities:
Transfer of loans to foreclosed real estate	$140	$-	$-

Cash paid during the year for:
Interest	$12,283	$13,950	$13,130
Income taxes	286	943	296

Notes to Consolidated Financial Statements

1.  Nature of Operations

Naugatuck Valley Financial Corporation (the “Company”) was organized as a federal corporation at the direction of Naugatuck Valley Savings and Loan (the “Bank”) in connection with the mutual holding company reorganization of Naugatuck Valley Savings.  The reorganization and initial public offering of Naugatuck Valley Financial was completed on September 30, 2004.  In the offering, Naugatuck Valley Financial issued a majority of its outstanding shares of common stock to Naugatuck Valley Mutual Holding Company (the “MHC”), the mutual holding company parent of the Bank.

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

2.  Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements.  On February 23, 2010, the Company announced its intention to acquire another bank. In addition, the MHC announced its intention to sell its approximate 60% ownership interest in the Company to the public.  See Note 18 to these financial statements for additional disclosure regarding these events.

3.  Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles in the United States of America and to general practices within the thrift industry. Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

Investment securities

Investments are accounted for in accordance with the intent of management at the time of purchase.  If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity. These securities are carried at historical cost adjusted for the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of capital net of estimated income taxes.  Effective January 1, 2008, the Company adopted the new valuation framework for fair value measurement and disclosure as specified by generally accepted accounting principles. The framework specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions.  See Note 17.

The Company has no securities held for trading.

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. Unrealized losses on securities are charged to noninterest income when the decline in fair value of a security is judged to be other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans receivable and allowance for loan losses

Loans receivable are stated at unpaid principal balance less undistributed construction loans, deferred loan fees, and allowances for loan losses.

Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding.  Recognition of income on the accrual basis is discontinued when there is sufficient question as to the collectibility of the interest.  In these cases, the interest previously accrued to income is reversed, and the loans are placed on the cash basis.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. Unamortized net fees are recognized upon early repayment of the loans.

Notes to Consolidated Financial Statements

3.  Summary of Significant Accounting Policies - (Continued)

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of known and inherent risks in the loan portfolio.  When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses.  Recoveries of loans previously charged-off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses.  Numerous factors are considered in the evaluation, including a review of certain borrowers' current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management's judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Loan sales and mortgage-servicing rights

Residential mortgage loans originated and held for sale are classified separately in the consolidated statement of financial condition and reported at the lower of amortized cost or market value (based on secondary market prices).  There were no loans held for sale at December 31, 2009 and 2008. Gains or losses on the sale of loans are determined using the specific identification method.

The Bank sells residential mortgage loans with servicing rights retained. At the time of the sale, the Bank determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded. The Bank has had no loan sales which have resulted in the recording of a servicing asset, due to the immaterial differential between the contractual servicing fee (25 basis points) and adequate compensation, as described above.

Foreclosed real estate

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value or the related loan balance at the date of foreclosure.

Valuations are periodically performed by management and an allowance for losses is established if the carrying value of a property subsequently exceeds its fair value less estimated disposal costs.  Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation computed on the straight-line method at rates based on estimated useful lives.

Expenditures for replacements or major improvements are capitalized.  Expenditures for normal maintenance and repairs are charged to expense as incurred.  Upon the sale or retirement of premises and equipment, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is included in income.

Bank owned life insurance

The cash surrender value of bank owned life insurance relates to policies on employees of the Bank for which the Bank is the beneficiary.  Increases in cash surrender value are included in noninterest income in the consolidated income statements.

Income from investment advisory services, net

In conjunction with a third party, an employee of the Bank is licensed to sell non-deposit investment products, including mutual funds, annuities and other insurance products.  The Bank records, as noninterest income, revenues earned from product sales in accordance with the terms of revenue sharing agreements with the third party, net of certain marketing and other expenses shared with the third party.  The Bank currently employs the individual authorized to sell these products and pays most of the direct costs related to the sales activities.  These costs are charged to expense as incurred, and are classified primarily in compensation and benefits expense.

Income taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes.  Provisions for deferred taxes are being made in recognition of these temporary differences. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Accounting Standards Update

In December 2007, the FASB issued new authoritative guidance related to the accounting for Business Combinations. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.

Notes to Consolidated Financial Statements

3.  Summary of Significant Accounting Policies – (Continued)

Accounting Standards Update – (Continued)

As discussed in Notes 1 and 18, the Company has announced its intention to acquire another bank which will be merged into the banking subsidiary of the Company.  As a result of the new authoritative accounting guidance, the transaction will be accounted for as a purchase, and all of the assets and liabilities of the acquired bank will be remeasured and recorded at their respective fair value as of the date of acquisition.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses:

o	The quoted price of the identical liability when traded as an asset.

o	Quoted prices for similar liabilities or similar liabilities when traded as assets.

•
Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-5 is effective for the first reporting period beginning after issuance.  The adoption of ASU 2009-5 will not have a material effect on the Company’s consolidated financial condition or results of operations.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2009 reporting presentation. These reclassifications only changed the reporting categories but did not affect the results of operations or financial position.

4.  Investment Securities

A summary of investment securities at December 31, 2009 and 2008 follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Available-for-sale securities	$37,623	$37,623	$63,844	$63,844
Held-to-maturity securities	1,451	1,475	-	-
Total investment securities	$39,074	$39,098	$63,844	$63,844

Notes to Consolidated Financial Statements

4.  Investment Securities – (Continued)

At December 31, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations
From one through five years	$1,029	$40	$-	$1,069
From five through ten years	500	14	-	514
	1,529	54	-	1,583
Corporate bonds
From one through five years	1,000	-	(340)	660
Mortgage-backed securities	23,561	939	-	24,500
Collateralized mortgage obligations	3,091	13	(104)	3,000
Total debt securities	29,181	1,006	(444)	29,743
Money market preferred stocks	8,200	-	(320)	7,880

Total available-for-sale securities	$37,381	$1,006	$(764)	$37,623

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	$1,451	$24	$-	$1,475

Total held-to-maturity securities	$1,451	$24	$-	$1,475

At December 31, 2008, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations
From one through five years	$1,037	$42	$-	$1,079
From five through ten years	500	25	-	525
	1,537	67	-	1,604
Municipal obligations
From five through ten years	2,904	64	-	2,968
After ten years	5,984	49	(8)	6,025
	8,888	113	(8)	8,993
Corporate bonds
From five through ten years	1,000	-	(710)	290
Mortgage-backed securities	42,297	804	(71)	43,030
Collateralized mortgage obligations	3,339	-	(156)	3,183
Total debt securities	57,061	984	(945)	57,100
Money market preferred stocks	9,273	-	(2,529)	6,744

Total available-for-sale securities	$66,334	$984	$(3,474)	$63,844

For the year ended December 31, 2009, the Company realized gross gains of $425,637 and gross losses of $37,203 compared with gross gains of $129,450 and gross losses of $100,622 for the year ended December 31, 2008, and gross gains of $68,686 and gross losses of $3,477 for the year ended December 31, 2007 on sales of investment securities.  The 2009 gross gains included approximately $9,600 of gains realized on the sale of Fannie Mae preferred stock.  During 2008,  the Company realized an other-than-temporary impairment loss on these shares of stock,  which collateralized auction rate pass through certificates, in the amount of $3.4 million.

The Company has identified other investment securities in which the fair value of the security is less than the cost of the security.  This can be from an increase in interest rates since the time of purchase or from deterioration in credit quality of the issuer.  All investment securities which have unrealized losses have undergone an internal impairment review.

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

At December 31, 2009, these securities had an aggregate fair value of $3,392,000 which resulted in unrealized losses of $764,000 as compared with an aggregate fair value of $16,705,000 and unrealized losses of $3,474,000 at December 31, 2008.

Unrealized losses on investment securities at December 31, 2009

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
	Securities	Value	Loss
(Dollars in thousands)
Collateralized mortgage obligations	2	652	(104)
Corporate bonds	1	660	(340)
Money market preferred stocks	2	2,080	(320)

Total securities in unrealized loss position	5	$3,392	$(764)

Notes to Consolidated Financial Statements

4.  Investment Securities – (Continued)

Unrealized losses on investment securities at December 31, 2008

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized
	Loss Position Less Than 12 Months
	Number of	Market	Unrealized
	Securities	Value	Loss
(Dollars in thousands)
Municipal obligations	5	$2,173	$(8)
Mortgage-backed securities	5	2,761	(18)
Collateralized mortgage obligations	2	792	(114)
Corporate bonds	1	290	(710)
Money market preferred stocks	9	6,744	(2,529)

Total securities in unrealized loss position	22	$12,760	$(3,379)

	Securities in Continuous Unrealized
	Loss Position 12 or More Consecutive Months
	Number of	Market	Unrealized
	Securities	Value	Loss
(Dollars in thousands)
Mortgage-backed securities	3	$1,554	$(53)
Collateralized mortgage obligations	3	2,391	(42)

Total securities in unrealized loss position	6	$3,945	$(95)

At December 31, 2009 and 2008, securities with  amortized cost of $14,049,618 and $2,948,532, and fair values of $14,382,522 and $3,098,955, respectively, were pledged as collateral to secure municipal deposits and reverse repurchase agreements.

5.  Loans Receivable

A summary of loans receivable at December 31, 2009 and 2008 is as follows:

	December 31,
(Dollars in thousands)	2009	2008

Real estate loans:
One-to-four family	$229,693	$216,201
Construction	46,298	50,596
Multi-family and commercial real estate	134,931	106,028
Total real estate loans	410,922	372,825

Commercial business loans	31,325	22,567
Consumer loans:
Savings accounts	1,113	1,093
Personal	256	262
Automobile	230	271
Home equity	37,276	39,655
Total consumer loans	38,875	41,281
Totals loans	481,122	436,673

Less:
Allowance for loan losses	3,996	2,869
Undisbursed construction loans	3,336	1,299
Deferred loan origination fees	486	529
Loans receivable, net	$473,304	$431,976

Weighted average yield	5.67%	5.85%

Notes to Consolidated Financial Statements

5.  Loans Receivable – (Continued)

The Bank's lending activities are conducted principally in the Naugatuck Valley area of Connecticut.  The Bank's investment in loans includes both adjustable and fixed rate loans. At December 31, 2009 and 2008, the composition of the Bank's investment in fixed rate loans was as follows:

Fixed Rate
Term to Maturity	2009	2008
(In thousands)
Less than 1 year	$3,611	$1,394
1 - 3 years	6,970	4,356
3 - 5 years	5,906	4,799
5 - 10 years	29,671	30,456
10 - 20 years	50,818	48,759
Over 20 years	159,940	142,820

Total loans at fixed rates	$256,916	$232,584

Adjustable rate loans have interest rate adjustment limitations and are indexed to treasury notes or FHLBB classic advances with similar repricing durations, or prime rate. At December 31, 2009 and 2008, the Bank had the following adjustable rate loans:

Adjustable Rate
Rate Adjustment	2009	2008
(In thousands)
Less than 1 year	$91,321	$79,525
1 - 3 years	36,986	33,000
3 - 5 years	55,058	48,883
5 - 10 years	40,841	40,836
Over 10 years	-	1,845

Total loans at adjustable rates	$224,206	$204,089

Nonperforming loans totaled approximately $6.0 million and $2.7 million at December 31, 2009 and 2008, respectively.  These loans, primarily delinquent more than 90 days, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $328,000, $140,000, and $45,000 in 2009, 2008 and 2007, respectively.

At December 31, 2009 the Bank had approximately $744,000 of loans which were considered to be impaired with an allowance allocation of $98,000, compared with $254,000 of loans without an allowance allocation at December 31, 2008.  These loans averaged $750,000 during 2009 and paid $23,000 in interest, as compared with an average balance of $255,000 during 2008 on which $11,000 of interest was received.

Transactions in the allowance for loan losses account for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In thousands)	2009	2008	2007

Balance at beginning of year	$2,869	$2,163	$2,071
Provision for loan losses	1,144	675	151
Loans written off	(18)	(7)	(61)
Recoveries of loans written off	1	38	2

Balance at end of year	$3,996	$2,869	$2,163

As of December 31, 2009 and 2008, loans to related parties totaled approximately $3,976,000 and $3,845,000, respectively.  For the year ended December 31, 2009, new loans of approximately $1,123,000 were granted to these parties and principal payments of approximately $992,000 were received.    For the year ended December 31, 2008, new loans of approximately $14,000 were granted to these parties and principal payments of approximately $267,000 were received.  During 2008, loans in the amount of $562,000 were removed from loans to related parties for individuals whose related interests changed during the year.

Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2009 and 2008, all loans to related parties were performing in accordance with the original terms.

The Bank services loans for other financial institutions and agencies.  These loans are originated by the Bank and then sold.  The Bank continues to service these loans and remits the payments received to the purchasing institution.  The amounts of these loans were approximately $7,256,000 and $8,693,000 at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

6.  Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

(In thousands)	2009	2008
Banking offices and branch buildings	$8,469	$8,469
Furniture and equipment	3,651	3,553
Land	1,593	1,593
Leasehold improvements	1,326	1,326
	15,039	14,941
Accumulated depreciation and amortization	(5,091)	(4,376)

Premises and equipment, net	$9,948	$10,565

Depreciation and amortization expense is computed using the straight-line method over the estimated useful life of an asset.  Estimated useful lives range from three to ten years for furniture and equipment, 39 years for the banking offices, and the initial lease term for leasehold improvements. Land is not depreciated.  Depreciation and amortization expenses were $821,257 and $834,473 and $775,978 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank leases space for five of its branch offices.  The leases for the branch offices have expiration dates ranging from 2011 through 2020, and are accounted for as operating leases.  At December 31, 2009, future minimum rental income and lease payment expense were expected to be:

(In thousands)	Income	Expense

2010	$102	$320
2011	98	281
2012	72	254
2013	67	205
2014	-	194
Thereafter	-	852

Total future minimum rents	$339	$2,106

7.  Deposits

Deposits and weighted average rates at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
		Weighted Average Cost		Weighted Average Cost

(Dollars in thousands)	Amount		Amount
Certificate accounts	$231,905	2.95%	$235,764	3.55%
Regular savings accounts	65,916	0.58%	48,427	0.77%
Checking and NOW accounts	57,319	0.09%	52,537	0.08%
Money market savings accounts	25,791	0.90%	26,298	1.74%

Total deposits	$380,931	1.97%	$363,026	2.55%

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2009 and 2008 was $82,940,000 and $80,795,000 respectively. Under the Emergency Economic Stabilization Act of 2008, deposits up to $250,000 are federally insured through December 31, 2013.  In addition, federal law provides up to $250,000 in deposit insurance coverage for self-directed retirement accounts, such as Individual Retirement Accounts (IRAs).

The Bank is also participating in the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”).  Under that program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire balance in the account until June 30, 2010.  Coverage under the TLGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

At December 31, 2009 and 2008 the remaining maturities for certificate accounts were:

(In thousands)	2009	2008

Certificate accounts maturing in:
Under 12 months	$115,648	$119,529
12 to 24 months	73,704	22,665
24 to 36 months	27,136	62,716
Over 36 months	15,417	30,854

Total certificate accounts	$231,905	$235,764

Notes to Consolidated Financial Statements

8.  Borrowed Funds

Borrowings and advances, with calendar-year maturity dates and weighted average cost of funds at December 31, 2009 and 2008, were as follows:

(Dollars in thousands)	2009		2008
		Weighted Average Cost		Weighted Average Cost
	Amount		Amount
	Due		Due
Short-term borrowings
Repurchase agreements	$6,431	0.92%	$727	2.90%

Long-term FHLBB advances
Year of maturity:
2009	-	-	58,418	3.93
2010	26,548	3.30	22,742	3.74
2011	26,629	2.59	16,262	3.46
2012	22,801	2.88	10,522	4.12
2013	19,187	2.93	6,789	3.92
2014	15,693	2.96	1,993	3.70
2015 - 2019	978	2.20	978	2.20
2020 - 2024	382	0.18	382	0.18
2025 - 2028	335	0.00	335	0.00

Total long-term borrowings	$112,553	2.91	$118,421	3.80

Total borrowed funds	$118,984	2.80	$119,148	3.79

The Bank has an agreement with Federal Home Loan Bank of Boston (“FHLBB”) providing for future credit availability of up to twenty times the amount of FHLBB stock held by the Bank, not to exceed 30% of its total assets.  The Bank held $6,251,700 in FHLBB stock at December 31, 2009.  In addition to the outstanding advances, the Bank has a $2,540,000 line of credit available from FHLBB, none of which was outstanding at December 31, 2009 or December 31, 2008. The Bank also has a $3,500,000 line of credit available from another correspondent bank, none of which was outstanding at December 31, 2009.  $1,340,000 was outstanding on this line at December 31, 2008.

FHLBB advances are secured by a blanket lien on the Bank’s assets.  Included in the amounts above are two long-term amortizing advances, which mature in 2023 and 2028 with interest rates of 0.27% and 0.00%, respectively, obtained under the Affordable Housing Program offered by FHLBB.  These advances were used to provide loans, at nominal cost to the borrower, for development of low-cost housing in the Bank’s community.

Repurchase agreements generally have terms of one day, and are secured by government agency securities.

9. Pension and Other Post-Retirement Benefits

Pension Plan

Prior to September 1, 2005, the Bank participated in a multi-employer defined benefit pension plan covering all of its full time (as defined) employees who had been employed by the Bank for more than six months and were at least twenty-one years of age.  Benefits under this plan became fully vested after five years of service.  The Bank's net pension cost for the period is the amount of contributions due.  Total pension expense was $88,000 for the year ended December 31, 2009 compared with $50,000 and $131,000 for 2008 and 2007, respectively.  Current valuations of the Bank's allocation of the plan's pooled assets are not available. Effective September 1, 2005, the Plan was amended and as a result, is considered frozen, with no new participants being accepted.  No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

Defined Contribution Plan

The Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions, with a maximum contribution on up to 6% of the employee’s salary. The Bank’s contribution vests over a 6 year graded vesting schedule.  The Bank’s contribution to the plan was $194,000, $191,000 and $168,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Directors Retirement Plan

Through December 27, 2006, the Bank sponsored a retirement and benefits plan for non-employee directors.  All benefits earned were fully accrued based on a fixed amount at December 31, 2006, and were paid to the participating individuals in January, 2007.

Effective December 27, 2006, for fees and compensation earned beginning January 1, 2007, the Bank sponsors a deferred compensation plan under which non-employee directors may elect to defer up to 100% of their compensation in the form of either cash or stock-appreciation rights (“SARs”).  If a deferral is made in SARs, then at the time of distribution an individual will receive in cash the value of an equivalent number of shares of the Company’s stock that could have been purchased at the time of the deferral.  The individual will also receive in cash an amount equal to any dividends which would be paid on the equivalent shares during the deferral period.  Under terms of the plan, an election to defer compensation, including which form (cash or SARs), must be made prior to December 31st of the preceding year.  Each year the form of previous deferrals may be converted to the other form at the option of the individual participant.

Healthcare Benefits

In addition to providing pension benefits, the Bank provides certain health care benefits to retired employees.  Substantially all of the Bank's employees hired prior to February 2007 may become eligible for those benefits. The Bank's policy is to accrue the expected cost of providing those benefits during the years that the employee renders the necessary service.

Notes to Consolidated Financial Statements

9. Pension and Other Post-Retirement Benefits – (Continued)

Obligation and Funded Status

The following table summarizes the obligation and funded status, as well as the amounts recognized in the consolidated statements of financial condition for the Healthcare Benefits Plan as of December 31, 2009 and 2008:

	Healthcare Benefit Plan
(In thousands)	2009	2008

Measurement date	12/31/2009	12/31/2008

Projected benefit obligation	$(361)	$(334)
Fair value of plan assets	-	-
Funded status	$(361)	$(334)

Accrued benefit cost recognized in the statement of financial condition	$(361)	$(334)

Net Periodic Benefit Cost and Contributions

The benefit costs and contributions related to the Healthcare Benefits plan for the years ended December 31, 2009 and 2008 were:

	Healthcare Benefit Plan
(In thousands)	2009	2008

Net periodic benefit cost	$27	$(32)
Employer contributions	18	19
Plan participants' contributions	-	-
Benefits paid during the year	18	19

Due to the unfunded status of the plan, the Bank expects to contribute the amount of the estimated benefit payments for the next fiscal year, which is $15,068 for the Healthcare Benefits Plan.

Assumptions and Effects

The actuarial assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2009 and 2008 were as follows:

	Healthcare Benefit Plan
Weighted-average assumptions:	2009	2008

Discount rate	6.250%	6.875%
Rate of compensation increase	-	-
Medical trend rate next year	7.00%	8.00%
Ultimate medical trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the Healthcare Benefits plan. At December 31, 2009, a one percentage-point increase in the assumed health care trend rates would increase the projected benefit obligation by $47,557 compared with a decrease of $40,727 if the assumed health care trend rate were to decrease by one percentage-point.

10.  Employee Stock Ownership Plan

During 2004 the Bank implemented the Naugatuck Valley Savings and Loan Employee Stock Ownership Plan (the “ESOP”). On September 30, 2004, the ESOP purchased 298,091 shares of the common stock of the Company. To fund the purchase, the ESOP borrowed $2,980,910 from the Company. The borrowing is at an interest rate of 4.75% and is to be repaid on a pro-rata basis in fifteen annual installments of $282,520 commencing with the quarter ended December 31, 2004 through September 30, 2019. In addition, dividends paid on the unreleased shares are used to reduce the principal balance of the loan. The collateral for the loan is the common stock of the Company purchased by the ESOP. Contributions by the Bank to the ESOP are discretionary, however, the Bank intends to make annual contributions in an aggregate amount at least equal to the principal and interest requirement on the debt.

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2009 and 2008 was $112,373 and $169,056 respectively. At December 31, 2009 and 2008, there were 19,889 unallocated ESOP shares, and 193,735 and 213,624 unreleased ESOP shares respectively. At December 31, 2009 the unreleased shares had an aggregate fair value of $1,112,000.

Notes to Consolidated Financial Statements

11.  Equity Incentive Plan

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”).  Under the Incentive Plan, the Company may grant up to 372,614 stock options and 149,045 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 521,659 shares of the Company’s common stock for issuance upon the grant or exercise of awards.  Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan.  Through December 31, 2009, the following awards have been made:

	Grant Date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Option awards
Awarded	1,000	2,000	7,500	6,500	354,580
Exercise price	$11.10	$11.10	$12.49	$11.10	$11.10
Maximum term	10	10	10	10	10
Restricted stock awards Awarded	1,000	3,000	2,000	1,500	139,712

Stock option awards have been granted with an exercise price equal to the greater of the market price of the Company’s stock at the date of grant, or $11.10, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan.  Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.  A summary of the status of outstanding stock options at December 31, 2009 and 2008 and changes during the year, is as follows:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	353,580	$11.13	359,460	$11.13
Granted	-	-	1,000	11.10
Forfeited	-	-	(2,830)	11.10
Exercised	-	-	-	-
Expired	(150)	11.10	(4,050)	11.10
Options outstanding at end of year	353,430	11.13	353,580	11.13
Options exercisable at end of year	278,548	11.11	202,504	11.12
Weighted-average fair value of options granted during the year		N/A		$1.51

The Company records share-based compensation expense related to outstanding stock options and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  Both stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

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

In determining the expected term of the option awards, the Company has estimated the expected term of the options as being equal to the average of the vesting term plus the original contractual term. The Company estimated its volatility using the historical volatility of other, similar companies during a period of time equal to the expected life of the options. The risk-free rate for the periods within the contractual life of the options is based upon the U.S. Treasury yield curve in effect at the time of grant.

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

The Company recorded share-based compensation expense of $531,743, $507,557 and $471,243 for the year ended December 31, 2009, 2008 and 2007, respectively, in connection with the stock option and restricted stock awards.  At December 31, 2009, the Company has approximately $146,923 of unrecorded option expense to be recognized over the remaining vesting period of the options.

Notes to Consolidated Financial Statements

12.  Income Taxes

The Bank’s wholly-owned subsidiary, the Naugatuck Valley Mortgage Servicing Corporation, qualifies and operates as a Connecticut passive investment company pursuant to legislation.  Because the subsidiary earns income from passive investments which is exempt from Connecticut Corporation Business Tax and its dividends to the Bank are exempt from state tax, the Bank no longer expects to incur state income tax expense.

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Principal items making up the deferred income tax provision include impairment losses on investment securities for which the Company expects to realize a future benefit,  a carry forward of charitable contributions, the provision for loan losses, accelerated tax depreciation and deferred mortgage fee income. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized.  The Company believes that all deferred tax assets will be realized in the future and that no valuation allowance is necessary.

The provision (benefit) for income taxes for the year ended December 31, 2009, 2008 and 2007 consisted of:

(In thousands)	2009	2008	2007
Current income tax expense	$114	$1,008	$206

Deferred income tax expense (benefit), due to:
Impairment loss on investment securities	1,165	(1,165)	-
Reserve for loan losses	(389)	(236)	(31)
Deferred income	(65)	(151)	(34)
Charitable contributions	36	16	88
Post retirement benefits	(9)	11	86
Depreciation	(36)	(36)	(73)
Other items	2	(13)	(25)
Total deferred income tax expense (benefit)	704	(1,574)	11

Provision (benefit) for income taxes	$818	$(566)	$217

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Income tax expense at statutory rate of 34%	$956	$(299)	$557

Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	85	100	113
Income exempt from income tax	(225)	(371)	(456)
Changes in tax bad debt base year reserves	-	-	-
Other items, net	2	4	3
Provision for income taxes	$818	$(566)	$217
Effective rate of income tax expense	29.1%	64.5%	13.3%

Income taxes receivable and payable included in the balance sheet at December 31, 2009 and 2008 were:

(In thousands)	2009	2008

Current tax receivable	$281	$110

Deferred tax receivable
Impariment loss on investment secruities	$-	$1,165
Reserve for loan losses	1,360	971
Deferred income	464	399
Charitable contributions carryforward	261	297
Post-retirement benefits	123	114
Total deferred tax receivable	2,208	2,946

Deferred tax payable
Depreciation	$(65)	$(101)
Available-for-sale securities	(191)	(13)
Other items	-	-
Total deferred tax payable	(256)	(114)

Net deferred tax receivable	$1,952	$2,832

Notes to Consolidated Financial Statements

12.  Income Taxes – (Continued)

Retained earnings at December 31, 2009 includes a contingency reserve for loan losses of  $1,843,000, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $627,000 has not been recognized as of December 31, 2009

As of December 31, 2009, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2006-2009.

13.  Consolidated Statements of Comprehensive Income

The source of the Company’s other comprehensive income (loss) is the unrealized gains and losses on its available for sale securities.

	For the Years Ended December 31,
(In thousands)	2009	2008	2007

Net income (loss)	$1,993	$(312)	$1,420

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	3,121	(5,713)	384
Reclassification adjustment for losses (gains)realized in net income	(388)	3,398	(65)

Other comprehensive income (loss) before tax effect	2,733	(2,315)	319

Income tax expense related to items of other comprehensive income (loss)	178	73	109

Other comprehensive income (loss) net of tax effect	2,555	(2,388)	210

Total comprehensive income (loss)	$4,548	$(2,700)	$1,630

At December 31, 2008, the Company did not recognize approximately $714,000 of income tax benefits related to its other comprehensive loss for the year due to the uncertainty regarding its ability to realize a tax benefit from the estimated unrealized losses.

14.  Regulatory Capital

The Company, as a federally chartered holding company, is not subject to regulatory capital requirements. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009, the Bank was required to maintain a minimum ratio of tangible equity capital to total tangible assets of 1.5%; a minimum ratio of Tier 1 (core) capital to total adjusted assets of 4.0%; a minimum ratio of Tier I capital to risk-weighted assets of 4.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%. As of December 31, 2009 the Bank meets all capital requirements to which it is subject.

At December 31, 2009 the Bank was considered “well capitalized” for regulatory purposes. To be categorized as well capitalized, the Bank must maintain a minimum ratio of tangible equity capital to total tangible assets of 2.0%; a minimum ratio of Tier 1 (core) capital to adjusted total assets of 5.0%; a minimum ratio of Tier I capital to risk-weighted assets of 6.0% and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.0%. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS at December 31, 2009 and 2008, respectively.

	2009		2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Tangible Equity Ratio (to Tangible Assets)	$43,050	7.76%	$40,555	7.58%

Tier I (Core) Capital (to Adjusted Total Assets)	43,050	7.76%	40,555	7.58%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	43,050	10.16%	40,555	10.36%

Total Risk-Based Capital (to Risk-Weighted Assets)	47,046	11.10%	43,423	11.09%

Notes to Consolidated Financial Statements

14.  Regulatory Capital – (Continued)

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

The measurement of the Bank’s capital as computed under regulatory standards differs from its measurement under generally accepted accounting principles. A reconcilement of the Bank’s capital follows:

	December 31,
(In thousands)	2009	2008
Total capital as calculated under generally accepted accounting principles (GAAP Capital)	$43,171	$38,197
Adjustments to reconcile Total GAAP Capital to Regulatory Capital:
Intangible assets	(87)	(121)
Accumulated other comprehensive income from available-for-sale securities	(34)	2,479
Tier I Risk-Based Capital	43,050	40,555
Includible portion of allowance for loan losses	3,996	2,868
Total Risk-Based Capital	$47,046	$43,423

15.  Earnings per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the years ended December 31, 2009 and December 31, 2008, anti-dilutive options excluded from the calculations totaled 345,930 and 346,080 options, respectively (with an exercise price of $11.10) and 7,500 options in both periods (with an exercise price of $12.49).    Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	For the years ended December 31,
	2009	2008
Net income (loss) and income available to common stockholders	$1,993,000	$(312,000)

Weighted-average shares outstanding during the period
Basic	6,811,553	6,859,383
Effect of dilutive stock options and restrictive stock awards	-	-
Diluted	6,811,553	6,859,383

Net income (loss) per common share:
Basic and Diluted Earnings per share	$0.29	$(0.05)

16.  Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

Notes to Consolidated Financial Statements

16.  Financial Instruments – (Continued)

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2009 and 2008:

(In thousands)	2009	2008
Commitments to extend credit:
Loan commitments	$10,611	$5,807
Unused lines of credit	21,142	20,328
Amounts due mortgagors on construction loans	28,843	25,855
Amounts due on commercial loans	17,899	15,384
Commercial letters of credit	4,332	5,125

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments are principally collateralized by mortgages on real estate, generally have fixed expiration dates or other termination clauses and may require payment of fees.  Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

17.  Fair Value

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of December 31, 2009 and 2008:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$12,146	$12,146	$8,247	$8,247
Investment securities	39,074	39,098	63,844	63,844
Loans receivable, net	473,304	476,665	431,976	440,405
Accrued income receivable	2,074	2,074	2,099	2,099

Financial Liabilities
Deposits	$380,931	$379,176	$363,026	$358,474
Borrowed funds	118,984	120,719	119,148	120,811
Mortgagors' escrow accounts	4,888	4,888	4,562	4,562

Effective January 1, 2008, the Company adopted the new fair value measurement guidance, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair values:

Level 1 —	Quoted prices for identical instruments in active markets.

Level 2 —	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

Level 3 —	Valuation derived from significant unobservable inputs.

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs.

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.

The Company used the following methods and significant assumptions to estimate the fair value of its financial instruments which are carried at fair value on a recurring basis in the financial statements:

Available-for-sale securities:

Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are determined by matrix pricing,  which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2. During 2008, the Company transferred seven auction-rate preferred securities in the available-for-sale

Notes to Consolidated Financial Statements

17.  Fair Value– (Continued)

portfolio from Level 2 to Level 3.  Market prices of comparable instruments became harder to identify due to inactive markets, which made it necessary for the Company to make adjustments to the matrix prices to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility. As a result, the Company utilized Level 3 inputs of greater significance, which required the Company to move the valuation of these securities from Level 2 to Level 3.  During 2009, two of the seven securities were sold and one was called at par.  See also Note 4, Investment Securities.

Assets measured at fair value are summarized below:

	December 31, 2009
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$29,743	$7,880	$37,623
Residential loans held for sale	-	-	-	-

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$-	$628	$18	$646
Foreclosed real estate	-	-	140	140

Impaired loans are carried at fair value. Collateral dependent loans are considered Level 2, as the fair value is based on an appraisal prepared using observable inputs. Non-collateral dependent loans are measured using a discounted cash flow technique and are considered to be Level 3 estimates.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

(In thousands)

Balance at December 31, 2008	$6,744
New purchases	-
Transfer to (from) level 3	-
Increase in fair value of securities included in accumulated other comprehensive income	2,219
Impairment charges included in net income	-
Proceeds from sale of level 3 securities	(83)
Redemptions at par	(1,000)
Balance at December 31, 2009	$7,880

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

18.  Subsequent Events

On February 23, 2010, the Company announced it had entered into a definitive agreement to acquire Southern Connecticut Bancorp, Inc (“SCBI”), the holding company for The Bank of Southern Connecticut.  The Company also announced its mutual holding company parent, Naugatuck Valley Mutual Holding Company has adopted a Plan of Conversion and Reorganization to convert to a stock holding company by selling to the public its approximate 60% ownership interest in the Company in a transaction commonly referred to as a second step conversion.  The completion of the acquisition of SCBI is contingent on the completion of the second step conversion.  In addition to the completion of the second step conversion, the acquisition is contingent on the receipt of regulatory approvals, the approval of SCBI's stockholders and other customary conditions. The acquisition is expected to be completed in the third calendar quarter of 2010.

The acquisition is expected to occur immediately following the completion of the second step conversion.  Upon completion of the conversion, Naugatuck Valley Savings and Loan will become the wholly-owned subsidiary of a new stock holding company (“Newco”). It is expected that Newco will retain the name “Naugatuck Valley Financial Corporation”.

Notes to Consolidated Financial Statements

18.  Subsequent Events – (Continued)

As a result of the acquisition, SCBI will merge with and into Newco, with Newco as the surviving entity. SCBI shareholders will be able to elect to receive cash, shares of Newco common stock, or a combination of cash and stock, subject to proration, if necessary, to assure that 50% of SCBI's outstanding shares are exchanged for Newco common stock and the remainder are exchanged for cash. The exchange ratio for determining the number of shares of Newco common stock to be exchanged for each share of SCBI common stock will equal $7.25 divided by the initial offering price per share to be established for Newco's common stock in the second step conversion offering. SCBI stockholders who elect to receive stock are not expected to be subject to federal income tax on their receipt of Newco common stock. As part of the transaction, The Bank of Southern Connecticut will merge with and into Naugatuck Valley Savings and Loan, with Naugatuck Savings and Loan as the surviving entity. Naugatuck Valley Savings and Loan intends to continue to operate the four acquired banking offices of The Bank of Southern Connecticut, which are located in New Haven (two offices), Branford and North Haven, Connecticut, under the name "The Bank of Southern Connecticut."

Information, including details of the stock offering and detailed business and financial information about Newco, NVFC and SCBI, will be provided in a prospectus and proxy statement when the stock offering commences, which is expected to occur late in the second or early in the third calendar quarter of 2010.

19.  Selected Quarterly Consolidated Financial Information (unaudited)

The following tables present quarterly consolidated information for the Company for 2009, 2008 and 2007.

	For the Year Ended December 31, 2009
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$7,141	$7,055	$7,007	$7,088
Interest expense	2,788	3,068	3,266	3,415
Net interest income	4,353	3,987	3,741	3,673
Provision for loan losses	285	302	272	285
Net interest income after provision for loan losses	4,068	3,685	3,469	3,388
Noninterest income	579	812	645	706
Noninterest expense	3,664	3,483	3,796	3,598
Income before provision for income tax	983	1,014	318	496
Provision for income tax	301	311	79	127
Net income	$682	$703	$239	$369

	For the Year Ended December 31, 2008
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$7,256	$7,224	$6,877	$6,846
Interest expense	3,516	3,499	3,343	3,546
Net interest income	3,740	3,725	3,534	3,300
Provision for loan losses	200	200	113	162
Net interest income after provision for loan losses	3,540	3,525	3,421	3,138
Noninterest income	300	(2,636)	661	627
Noninterest expense	3,539	3,453	3,257	3,205
Income (loss) before provision for income tax (benefit)	301	(2,564)	825	560
Provision for income tax (benefit)	(1,052)	157	223	106
Net income (loss)	$1,353	$(2,721)	$602	$454

	For the Year Ended December 31, 2007
	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,632	$6,384	$6,030	$5,984
Interest expense	3,494	3,394	3,189	3,097
Net interest income	3,138	2,990	2,841	2,887
Provision for loan losses	100	-	-	51
Net interest income after provision for loan losses	3,038	2,990	2,841	2,836
Noninterest income	647	577	606	524
Noninterest expense	3,104	3,158	3,096	3,064
Income before provision for income tax	581	409	351	296
Provision for income tax	101	55	39	22
Net income	$480	$354	$312	$274

Notes to Consolidated Financial Statements

20.  Parent Company Only Financial Statements

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2009	2008
ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$2,434	$1,872
Investment in subsidiary, Naugatuck Valley Savings and Loan	43,171	38,197
Investment securities	1,624	2,260
Loan to ESOP	2,163	2,335
Deferred income taxes	252	274
Other assets	671	717

Total assets	$50,315	$45,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$7	$67
Stockholders' equity	50,308	45,588

Total liabilities and stockholders' equity	$50,315	$45,655

Statements of Income

For the Year Ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
(In thousands)	2009	2008	2007

Interest income	$181	$224	$351
Other income	-	1	1
Total income	181	225	352

Other expense	577	476	313

Income (loss) before income tax and equity in undistributed net income of subsidiary	(396)	(251)	39
Income tax (benefit)	(134)	(85)	13

Income (loss) before equity in undistributed net income of subsidiary	(262)	(166)	26
Equity in undistributed net income (loss) of subsidiary	2,255	(146)	1,394

Net income (loss)	$1,993	$(312)	$1,420

Statements of Cash flows

For the Year Ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
(In thousands)	2009	2008	2007

Net cash provided by operating activities	$61	$240	$438

Cash flows from investing activities
Purchase of available-for-sale securities	-	-	(1,500)
Paydowns and maturities of available-for-sale securities	689	497	4,234
Principal payments received from ESOP	172	163	156
Net cash provided by investing activities	861	660	2,890

Cash flows from financing activities
Common stock repurchased	(25)	(2,244)	(2,430)
Cash dividends to common shareholders	(447)	(614)	(588)
Release of ESOP shares	112	169	227
Net cash used by financing activities	(360)	(2,689)	(2,791)

Increase (decrease) in cash and cash equivalents	562	(1,789)	537
Cash and cash equivalents at beginning of year	1,872	3,661	3,124

Cash and cash equivalents at end of year	$2,434	$1,872	$3,661

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 30, 2010	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman	President, Chief Executive Officer	March 30, 2010
John C. Roman	and Director
(principal executive officer)

/s/ Lee R. Schlesinger	Senior Vice President and Chief	March 30, 2010
Lee R. Schlesinger	Financial Officer
(principal accounting and
financial officer)

/s/ Carlos S. Batista	Director	March 30, 2010
Carlos S. Batista

/s/ Frederick A. Dlugokecki	Director	March 30, 2010
Frederick A. Dlugokecki

/s/ Richard M. Famiglietti	Director	March 30, 2010
Richard M. Famiglietti

/s/ James A. Mengacci	Director	March 30, 2010
James A. Mengacci

/s/ Michael S. Plude	Director	March 30, 2010
Michael S. Plude

/s/ Camilo P. Vieira	Director	March 30, 2010
Camilo P. Vieira

/s/ Jane H. Walsh	Director	March 30, 2010
Jane H. Walsh