Form 10-Q
period 2010-03-31
Naugatuck Valley Financial Corp
filed 2010-05-14
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010, there were 7,022,659 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from depository institutions	$4,740	$9,003
Investment in federal funds	4,523	3,143
Investment securities available-for-sale, at fair value	40,432	37,623
Investment securities held-to-maturity, at amortized cost	1,373	1,451
Loans held for sale, at fair value	194	-
Loans receivable, net	480,841	473,304
Accrued income receivable	2,051	2,074
Foreclosed real estate, net	120	140
Premises and equipment, net	9,866	9,948
Bank owned life insurance	9,005	8,920
Federal Home Loan Bank stock, at cost	6,252	6,252
Other assets	4,818	5,097

Total assets	$564,215	$556,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$388,077	$380,931
Borrowed funds	120,933	118,984
Mortgagors' escrow accounts	2,620	4,888
Other liabilities	1,875	1,844

Total liabilities	513,505	506,647

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,022,659 shares outstanding at March
31, 2010 and 7,022,866 shares outstanding at December 31, 2009	76	76
Paid-in capital	33,814	33,756
Retained earnings	25,085	24,849
Unearned ESOP shares (193,735 shares at March 31, 2010
and December 31, 2009)	(1,937)	(1,937)
Unearned stock awards (31,640 shares at March 31, 2010
and 32,340 shares at December 31, 2009)	(347)	(355)
Treasury stock, at cost (583,549 shares at March 31, 2010
and 583,342 shares at December 31, 2009)	(6,134)	(6,132)
Accumulated other comprehensive gain (loss)	153	51

Total stockholders' equity	50,710	50,308

Total liabilities and stockholders' equity	$564,215	$556,955

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)
	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Interest income
Interest on loans	$6,684	$6,378
Interest and dividends on investments and deposits	459	710
Total interest income	7,143	7,088

Interest expense
Interest on deposits	1,811	2,300
Interest on borrowed funds	804	1,115
Total interest expense	2,615	3,415

Net interest income	4,528	3,673

Provision for loan losses	809	285

Net interest income after provision for loan losses	3,719	3,388

Noninterest income
Fees for services related to deposit accounts	246	234
Fees for other services	165	125
Income from bank owned life insurance	84	84
Income from investment advisory services, net	41	56
Gain on investments	8	176
Other income	27	31
Total noninterest income	571	706

Noninterest expense
Compensation, taxes and benefits	2,075	1,884
Office occupancy	587	534
Computer processing	229	222
Directors compensation	216	199
FDIC insurance premiums	162	235
Advertising	73	55
Loss on foreclosed real estate, net	18	6
Other expenses	494	463
Total noninterest expense	3,854	3,598

Income before provision
for income taxes	436	496

Provision for income taxes	122	127

Net income	$314	$369

Earnings per common share - Basic and Diluted	$0.05	$0.05

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities	(Unaudited)
Net income	$314	$369
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	809	285
Depreciation and amortization expense	197	218
Net amortization from investments	8	14
Amortization of intangible assets	8	8
Stock-based compensation	169	165
Gain on sale of investments	(8)	(176)
Net change in:
Accrued income receivable	23	125
Deferred loan fees	(46)	19
Cash surrender value of life insurance	(84)	(83)
Other assets	210	(86)
Other liabilities	(72)	97
Net cash provided by operating activities	1,528	955
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	1,578	2,152
Proceeds from sale of available-for-sale securities	1,982	10,508
Proceeds from maturities of held-to-maturity securities	75	-
Purchase of available-for-sale securities	(6,204)	-
Loan originations net of principal payments	(8,614)	(8,563)
Purchase of property and equipment	(115)	(38)
Proceeds from the sale of other real estate owned	140	-
Net cash provided (used) by investing activities	(11,158)	4,059
Cash flows from financing activities
Net change in time deposits	3,065	7,755
Net change in other deposit accounts	4,081	8,941
Net change in mortgagors' escrow deposits	(2,268)	(2,029)
Advances from Federal Home Loan Bank	3,000	-
Repayment of advances from Federal Home Loan Bank	(8,782)	(11,275)
Change in short term borrowings	-	(1,340)
Net change in repurchase agreements	7,731	3,029
Treasury stock acquired	(1)	-
Dividends paid to stockholders	(79)	(158)
Net cash provided by financing activities	6,747	4,923
Net change in cash and cash equivalents	(2,883)	9,937
Cash and cash equivalents at beginning of period	12,146	8,247
Cash and cash equivalents at end of period	$9,263	$18,184
Cash paid during the period for:
Interest	$2,607	$3,042
Income taxes	1	226
Non-cash transactions:
Transfer of loans to foreclosed real estate	$120	$223

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

Planned acquisition and conversion. On February 23, 2010, the Company announced it had entered into a definitive agreement to acquire Southern Connecticut Bancorp, Inc (“SCBI”), the holding company for The Bank of Southern Connecticut. The Company also announced its mutual holding company parent, Naugatuck Valley Mutual Holding Company has adopted a Plan of Conversion and Reorganization to convert to a stock holding company by selling to the public its approximate 60% ownership interest in the Company in a transaction commonly referred to as a second step conversion. The completion of the acquisition of SCBI is contingent on the completion of the second step conversion. In addition to the completion of the second step conversion, the acquisition is contingent on the receipt of regulatory approvals, the approval of SCBI's stockholders and other customary conditions. The acquisition is expected to be completed in the third calendar quarter of 2010.

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

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. The Company engages an independent review of its commercial loan portfolio at least annually and adjusts its loan ratings based upon this review. In addition, the Company’s regulatory authorities, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

NOTE 4 — Accounting Standards Updates

In 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.

In February, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update amends the guidance to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and has been adopted by the Company upon issuance.

NOTE 5 – INVESTMENT SECURITIES

At March 31, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,527	$60	$-	$1,587
Corporate bonds	1,000	-	(267)	733
Mortgage-backed securities	26,176	1,061	(21)	27,216
Collateralized mortgage obligations	3,125	-	(97)	3,028
Total debt securities	31,828	1,121	(385)	32,564
Auction-rate trust preferred securities	8,200	-	(332)	7,868

Total available-for-sale securities	$40,028	$1,121	$(717)	$40,432

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	1,373	25	-	1,398

Total held-to-maturity securities	$1,373	$25	$-	$1,398

At December 31, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,529	$54	$-	$1,583
Corporate bonds	1,000	-	(340)	660
Mortgage-backed securities	23,561	939	-	24,500
Collateralized mortgage obligations	3,091	13	(104)	3,000
Total debt securities	29,181	1,006	(444)	29,743
Auction-rate trust preferred securities	8,200	-	(320)	7,880

Total available-for-sale securities	$37,381	$1,006	$(764)	$37,623

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	1,451	24	-	1,475

Total held-to-maturity securities	$1,451	$24	$-	$1,475

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

At March 31, 2010, these securities had an aggregate fair value of $9.9 million which resulted in an unrealized loss of $717,000 as compared to an aggregate fair value of $3.4 million with an unrealized loss of $764,000 at December 31, 2009.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2010 and December 31, 2009 is as follows:

(In thousands)	March 31, 2010	December 31, 2009

Real estate loans:
One-to-four family	$230,913	$229,693
Construction	35,318	46,298
Multi-family and commercial real estate	153,159	134,931
Total real estate loans	419,390	410,922

Commercial business loans	30,278	31,325
Consumer loans:
Savings accounts	2,585	1,113
Personal	207	256
Automobile	203	230
Home equity	36,161	37,276
Total consumer loans	39,156	38,875
Totals loans	488,824	481,122

Less:
Allowance for loan losses	4,795	3,996
Undisbursed construction loans	2,687	3,336
Deferred loan origination fees	501	486
Loans receivable, net	$480,841	$473,304

Nonperforming loans totaled $11.2 million at March 31, 2010 and $6.0 million at December 31, 2009. These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis. The amount of income that was contractually due but not recognized on nonperforming loans totaled $421,000 for the quarter ended March 31, 2010 and $328,000 for the year ended December 31, 2009.

At March 31, 2010, the Bank had $7.9 million of loans which were considered to be impaired, with an allocated allowance of $601,000, compared to $744,000 of such loans at December 31, 2009 with an allowance of $98,000. The increase is primarily due to five commercial loans secured by real estate, two residential mortgage loans and one home equity loan which were classified during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

(In thousands)	Three months ended March 31, 2010	For the year ended December 31, 2009

Balance at beginning of year	$3,996	$2,869
Provision for loan losses	809	1,144
Charge-offs	(10)	(18)
Recoveries	-	1

Balance at end of period	$4,795	$3,996

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For each of the three months ended March 31, 2010 and 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49). Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended March 31,
	2010	2009

Net income	$314,000	$369,000

Weighted-average common shares outstanding:
Basic	6,829,108	6,813,263
Effect of dilutive stock options
and restrictive stock awards	-	-
Diluted	6,829,108	6,813,263

Net income per common share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net income	$314	$369

Other comprehensive income:
Unrealized gain on securities available-for-sale	169	2,015
Reclassification adjustment for gains
realized in net income	(8)	(176)

Other comprehensive income before tax effect	161	1,839

Income tax expense related to items of other
comprehensive income	59	44

Other comprehensive income net of tax effect	102	1,795

Total comprehensive income	$416	$2,164

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26, 2008	December 18, 2007	March 20, 2007	March 21, 2006	July 26, 2005

Option awards
Awarded	1,000	2,000	7,500	6,500	354,580
Exercise price	$11.10	$11.10	$12.49	$11.10	$11.10
Maximum term	10	10	10	10	10
Restricted stock awards
Awarded	1,000	3,000	2,000	1,500	139,712

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards. Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below. The Company recorded share-based compensation expense of $138,940 for the three months ended March 31, 2010, compared to $135,880 for the three months ended March 31, 2009, in connection with the stock option and restricted stock awards.

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

Grant date	July 26, 2008	December 18, 2007	March 20, 2007	March 21, 2006	July 26, 2005

Dividend yield	2.74%	2.20%	1.60%	1.89%	1.44%
Expected volatility	13.40%	11.00%	10.49%	11.20%	11.47%
Risk-free rate	3.56%	3.63%	4.48%	4.61%	4.18%
Expected life in years	6.5	6.5	6.5	6.5	6.5

Weighted average fair value
of options at grant date	$1.51	$1.18	$2.55	$2.25	$2.47

NOTE 10 - DIVIDENDS

On January 19, 2010, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on March 2, 2010, to stockholders of record as of the close of business on February 5, 2010.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and cash equivalents	$9,263	$9,263	$12,146	$12,146
Investment securities available for sale	40,432	40,432	37,623	37,623
Investment securities held-to-maturity	1,373	1,398	1,451	1,475
Loans held for sale	194	194	-	-
Loans receivable, net	480,841	486,839	473,304	476,665
Accrued income receivable	2,051	2,051	2,074	2,074

Financial Liabilities
Deposits	$388,077	$378,850	$380,931	$379,176
Borrowed funds	120,933	121,983	118,984	120,719
Mortgagors' escrow accounts	2,620	2,620	4,888	4,888

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

Auction-rate trust preferred securities: The Company owns approximately $8.2 million par-value of auction-rate trust preferred securities (“ARP”). These securities were originally purchased by the Company because they represented highly liquid, tax-preferred investments secured by preferred stock issued by high-quality, investment grade companies, generally other financial institutions (“collateral preferred shares”). The ARP shares, or certificates, purchased by the Company are Class A certificates, which, among other rights, entitles the holder to priority claim on dividends paid into the trust holding the preferred shares.

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

The Company uses a discounted cash flow model to determine the value of its investments in the ARPs. The valuation model is based upon the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of the preferred shares, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust. The expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par. The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	March 31, 2010 Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$32,564	$7,868	$40,432
Residential loans held for sale	-	194	-	194

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	7,234	18	7,252
Real estate owned	-	-	120	120

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2010. In addition, there were no purchases, sales, issuances or settlements of assets classified as Level 3 in the fair value hierarchy during the same period.

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

Cash and cash equivalents - The carrying amounts reported in the statement of financial condition approximate fair value of these assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets increased by $7.2 million, or 1.3%, to $564.2 million during the period from December 31, 2009 to March 31, 2010, primarily due to an increase of $7.7 million in loans and an increase of $2.7 million in investments, partially offset by a decrease in cash and cash equivalents of $2.9 million. The increase in loans primarily reflects an increase of $18.2 million in multi-family and commercial real estate loans, an increase of $1.4 million in residential mortgages, partially offset by a decrease of $11.0 million in construction loans and a decrease of $1.0 million in commercial business loans. These increases were primarily funded by increases in deposits and borrowings. While the largest segment of the loan portfolio is residential mortgages, the Bank continues to grow its multi-family and commercial real estate portfolio.

Total liabilities were $513.5 million at March 31, 2010 compared to $506.6 million at December 31, 2009. Deposits at March 31, 2010 increased $7.1 million, or 1.9%, over December 31, 2009. Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, increased $1.9 million, from $119.0 million at December 31, 2009 to $120.9 million at March 31, 2010. The increases in deposits and borrowings were used primarily to fund the growth in loans and investments.

Total stockholders’ equity increased $402,000, from $50.3 million at December 31, 2009 to $50.7 million at March 31, 2010. The increase in stockholders’ equity was primarily due to net income of $314,000 for the three month period, a net decrease to the unrealized loss on available-for-sale securities of $102,000, and $66,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $79,000 paid to stockholders.

Comparison of Operating Results For the Three Months Ended March 31, 2010 and 2009

General. For the three months ended March 31, 2010, the Company recorded net income of $314,000 compared to net income of $369,000 for the three months ended March 31, 2009. The decrease was primarily due to a higher loan loss provision, lower noninterest income and higher noninterest expense, partially offset by a higher level of net interest income over the prior period.

Net Interest Income. Net interest income increased $855,000, or 23.3%, to $4.5 million for the three months ended March 31, 2010. The increase in net interest income for the period resulted from a $800,000, or 23.4%, decrease in total interest expense, combined with a $55,000, or 0.8%, increase in interest income. The Company experienced an increase in the average balances of interest earning assets of 2.6% in the three month period, while the average rate earned on these assets decreased by 10 basis points. The increase in interest earning assets is attributed primarily to an increase in the loan portfolio. The average balance in the loan portfolio increased by 9.3% in the three month period, primarily in the commercial mortgage and residential mortgage portfolios. The Company experienced a decrease in the average balance of investment securities of 33.1%, due to the sale of a portion of our mortgage backed securities portfolio during the third quarter of 2009, combined with increasing prepayment speeds on mortgage backed securities.

Interest expense decreased by $800,000, or 23.4% for the three months ended March 31, 2010, due to a reduction of 70 basis points in the average cost of interest bearing liabilities, from 2.76% to 2.06%. The decrease in the average cost of interest bearing liabilities, due primarily to the decreasing rate environment, was partially offset by a $13.0 million increase in the average balance. The average balance of interest-bearing deposits increased by $7.1 million, or 1.9% and the average balance of borrowed funds increased by $5.9 million, or 5.1% over this period.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,684	$6,378	4.80%
Fed Funds sold	1	3	(66.67	) %
Investment securities	458	707	(35.22	) %
Total interest income	7,143	7,088	0.78%
Interest expense:
Certificate accounts	1,658	2,096	(20.90	) %
Regular savings accounts	85	96	(11.46	) %
Checking and NOW accounts	11	12	(8.33	) %
Money market savings accounts	57	96	(40.63	) %
Total interest-bearing deposits	1,811	2,300	(21.26	) %
FHLB advances	772	1,105	(30.14	) %
Other borrowings	32	10	220.00%
Total interest expense	2,615	3,415	(23.43	) %
Net interest income	$4,528	$3,673	23.28%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$475,011	5.63%	$434,724	5.87%
Fed Funds sold	4,128	0.10%	11,444	0.10%
Investment securities	39,873	4.59%	59,580	4.75%
Federal Home Loan Bank stock	6,252	0.00%	6,252	0.00%

Total interest-earning assets	$525,264	5.44%	$512,000	5.54%

Interest-bearing liabilities
Certificate accounts	$233,657	2.84%	$240,824	3.48%
Regular savings accounts & escrow	68,421	0.50%	53,515	0.72%
Checking and NOW accounts	56,269	0.08%	57,643	0.08%
Money market savings accounts	25,881	0.88%	25,137	1.53%

Total interest-bearing deposits	384,228	1.89%	377,119	2.44%
FHLB advances	109,895	2.81%	115,332	3.83%
Other borrowings	13,170	0.97%	1,784	2.24%

Total interest-bearing liabilities	$507,293	2.06%	$494,235	2.76%

Allowance for Loan Losses and Asset Quality. The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis, or more often if warranted. When additional allowances are needed a provision for loan losses is charged against earnings. The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors on a quarterly basis, or more often if warranted. The methodology for assessing the appropriateness of the allowance for loan losses consists of the following process:

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

In addition, we engage an independent consultant to review our commercial loan portfolio and consider recommendations based on their review of specific credits in the portfolio for classifying and monitoring these loans.

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

Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio during their examination process, will not request us to increase our allowance for loan losses based on information available to them at the time of their examination and their judgment, which may differ from ours.

Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Allowance at beginning of period	$3,996	$2,869
Provision for loan losses	809	285

Charge-offs	(10)	(11)
Recoveries	-	-
Net recoveries (charge-offs)	(10)	(11)
Allowance at end of period	$4,795	$3,143

The Company recorded a provision for loan losses of $809,000 for the three month period ended March 31, 2010, compared to $285,000 for the same 2009 period. The increase in the provision in the 2010 period was due primarily to the allocation of a specific reserve of $325,000 for one commercial real estate loan based primarily on the results of a recent independent appraisal of the collateral property. An increase in non-performing and classified loans, the growth of the total loan portfolio, a change in the mix of the portfolio towards commercial real estate loans which are generally inherently riskier than one-to-four family loans, and general economic conditions also contributed to the increased provision. The charge-off in the 2010 period was due to a write down of the value of a property taken as a deed-in-lieu of foreclosure.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company modified the terms of two commercial loans totaling $85,000 and two residential mortgages totaling $632,000, during the quarter ended March 31, 2010. These loans have been performing under the new terms since the date of modification. The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2010	At December 31, 2009	% Change
	(Dollars in thousands)
Nonaccrual loans	$9,960	$6,000	66.00%
Troubled debt restructurings	1,190	-	N/A
Real estate owned	120	140	N/A
Total nonperforming assets	$11,270	$6,140	83.55%

Total nonperforming loans to total loans	2.30%	1.26%	82.54%

Total nonperforming loans to total assets	1.98%	1.08%	83.33%

Total nonperforming assets to total assets	2.00%	1.10%	81.82%

Non-performing loans totaled $11.2 million at March 31, 2010 compared to $6.0 million at December 31, 2009. The increase was primarily the result of the placing of two commercial mortgage relationships totaling $4.2 million on non-accrual status. Management is working with the borrowers to return the loans to accrual status.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$246	$234	5.13%
Fees for other services	165	125	32.00%
Income from bank owned life insurance	84	84	-%
Income from investment advisory services, net	41	56	(26.79	) %
Gain on investments	8	176	(95.45	) %
Other income	27	31	(12.90	) %
Total	$571	$706	(19.12	) %

Noninterest income was $571,000 for the three months ended March 31, 2010, compared to $706,000 for the quarter ended March 31, 2009. The decrease in the three month period was primarily due to a lower level of gains on the sale of investments, income from investment advisory services and other income. These amounts were partially offset by slightly higher levels of service fee income. The higher amount of gain on the sale of investments in the 2009 period was primarily a result of the sale of the entire municipal bond portfolio during this period.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,075	$1,884	10.14%
Office occupancy	587	534	9.93%
Computer processing	229	222	3.15%
Directors compensation	216	199	8.54%
FDIC insurance premiums	162	235	(31.06	) %
Advertising	73	55	32.73%
Loss on foreclosed real estate, net	18	6	200.00%
Other expenses	494	463	6.70%
Total	$3,854	$3,598	7.12%

Noninterest expense increased in the three months ended March 31, 2010 primarily as a result of an increase in all categories of expense other than FDIC insurance expense. FDIC insurance expense included an accrual adjustment in the 2009 period. The increase in compensation expense was primarily due to new employees and salary adjustments to existing employees. Other expenses for the 2010 period also include nonrecurring costs associated with the planned acquisition of Southern Connecticut Bancorp, Inc.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $9.3 million, including federal funds of $4.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $40.4 million at March 31, 2010. At March 31, 2010, the Company had the ability to borrow a total of $154.7 million from the Federal Home Loan Bank of Boston, of which $106.8 million in borrowings was outstanding, along with $14.1 million in repurchase agreements. At March 31, 2010, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date. In addition, at March 31, 2010, the Company had the ability to borrow $3.5 million from a correspondent bank. The Company had no advances outstanding on this line at March 31, 2010.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

(In thousands)	March 31, 2010	December 31, 2009
Commitments to extend credit:
Loan commitments	$17,499	$10,611
Unused lines of credit	21,087	21,142
Amounts due mortgagors on construction loans	23,673	28,843
Amounts due on commercial loans	19,903	17,899
Commercial letters of credit	4,572	4,332

Certificates of deposit due within one year of March 31, 2010 totaled $107.8 million, or 27.8% of total deposits. If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2011. Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2010, the Company originated $19.8 million of loans, including renewals and refinances, and purchased $6.2 million of securities. These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $3.6 million and an increase of $7.1 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company experienced a net increase in total deposits of $7.1 million for the three months ended March 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors. The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits. The Company experienced a net increase in Federal Home Loan Bank advances and repurchase agreements of $1.9 million for the three months ended March 31, 2010. The increases in deposit accounts primarily funded our lending and investing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.8 million at March 31, 2010.

The Company is not subject to separate regulatory capital requirements. At March 31, 2010, the Bank was subject to the regulatory capital requirements of the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at March 31, 2010.

	OTS Regulation		Naugatuck Valley Savings and Loan
(Dollars in thousands)	Adequately Capitalized	Well Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$48,303	11.19%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	43,508	10.08%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	43,508	7.74%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	43,508	7.74%

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

For the three months ended March 31, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk. The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at December 31, 2009 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

Basis Point ("bp")	Net Portfolio Value				Net Portfolio Value as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change
	(Dollars in thousands)

300 bp	$36,491	$(20,597)	(36	) %	6.74%	(3.13	) %
200	44,506	(12,582)	(22	) %	8.03%	(1.84	) %
100	51,817	(5,271)	(9	) %	9.13%	(0.74	) %
50	54,807	(2,281)	(4	) %	9.56%	(0.31	) %
0	57,088	-	-		9.87%	-
(50)	58,434	1,346	2%		10.03%	0.16%
(100)	58,348	1,260	2%		9.96%	0.09%

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s repurchases of its common stock for the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	-	$-	-	159,676
February	-	$-	-	159,676
March	207	$6.98	-	159,676
Total	207	$6.98	-	159,676

(1) Included the withholding of 207 shares at $6.98 per share subject to restricted stock awards under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

Item 4. – (Removed and Reserved)

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

Naugatuck Valley Financial Corporation

Date: May 14, 2010	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)