Form 10-Q
period 2010-06-30
Naugatuck Valley Financial Corp
filed 2010-08-13
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐          No ☒

As of August 11, 2010, there were 7,018,823 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from depository institutions	$10,141	$9,003
Investment in federal funds	816	3,143
Investment securities available-for-sale, at fair value	35,584	37,623
Investment securities held-to-maturity, at amortized cost	3,315	1,451
Loans held for sale, at fair value	561	-
Loans receivable, net	482,481	473,304
Accrued income receivable	2,004	2,074
Foreclosed real estate, net	167	140
Premises and equipment, net	9,842	9,948
Bank owned life insurance	9,088	8,920
Federal Home Loan Bank stock, at cost	6,252	6,252
Other assets	4,998	5,097

Total assets	$565,249	$556,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$394,286	$380,931
Borrowed funds	112,538	118,984
Mortgagors' escrow accounts	4,935	4,888
Other liabilities	2,270	1,844

Total liabilities	514,029	506,647

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,022,659 shares outstanding at June
30, 2010 and 7,022,866 shares outstanding at December 31, 2009	76	76
Paid-in capital	33,872	33,756
Retained earnings	25,685	24,849
Unearned ESOP shares (193,735 shares at June 30, 2010
and December 31, 2009)	(1,937)	(1,937)
Unearned stock awards (31,640 shares at June 30, 2010
and 32,340 shares at December 31, 2009)	(347)	(355)
Treasury stock, at cost (583,549 shares at June 30, 2010
and 583,342 shares at December 31, 2009)	(6,134)	(6,132)
Accumulated other comprehensive gain	5	51

Total stockholders' equity	51,220	50,308

Total liabilities and stockholders' equity	$565,249	$556,955

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Interest income
Interest on loans	$6,782	$6,387	$13,466	$12,765
Interest and dividends on investments and deposits	403	620	863	1,330
Total interest income	7,185	7,007	14,329	14,095

Interest expense
Interest on deposits	1,815	2,164	3,627	4,464
Interest on borrowed funds	756	1,102	1,560	2,217
Total interest expense	2,571	3,266	5,187	6,681

Net interest income	4,614	3,741	9,142	7,414

Provision for loan losses	361	272	1,171	557

Net interest income after provision for loan losses	4,253	3,469	7,971	6,857

Noninterest income
Fees for services related to deposit accounts	244	258	490	493
Fees for other services	220	174	386	299
Income from bank owned life insurance	83	87	167	171
Income from investment advisory services, net	54	101	95	158
Gain on investments	3	-	11	176
Other income	55	25	81	56
Total noninterest income	659	645	1,230	1,353

Noninterest expense
Compensation, taxes and benefits	2,122	1,943	4,196	3,827
Office occupancy	592	559	1,178	1,093
Computer processing	233	248	462	470
Directors compensation	172	118	388	317
FDIC insurance premiums	170	389	332	625
Advertising	93	130	166	185
Loss on foreclosed real estate, net	13	2	31	9
Other expenses	524	407	1,020	870
Total noninterest expense	3,919	3,796	7,773	7,396

Income before provision
for income taxes	993	318	1,428	814

Provision for income taxes	313	79	435	206

Net income	$680	$239	$993	$608

Earnings per common share - Basic and Diluted	$0.10	$0.04	$0.15	$0.09

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities	(Unaudited)
Net income	$993	$608
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,171	557
Depreciation and amortization expense	396	426
Gain on sale of loans	(71)	-
Loans originated for sale	(9,885)	-
Proceeds from sale of loans	9,396	-
Net amortization from investments	24	35
Amortization of intangible assets	17	17
Stock-based compensation	342	332
Gain on sale of investments	(11)	(176)
Net change in:
Accrued income receivable	70	140
Deferred loan fees	39	(18)
Cash surrender value of life insurance	(167)	(171)
Other assets	716	76
Other liabilities	208	501
Net cash provided by operating activities	3,238	2,327
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	3,388	5,489
Proceeds from sale of available-for-sale securities	7,775	10,508
Proceeds from maturities of held-to-maturity securities	217	27
Purchase of available-for-sale securities	(8,995)	-
Purchase of held-to-maturity securities	(2,089)	(1,566)
Loan originations net of principal payments	(11,365)	(15,053)
Purchase of property and equipment	(293)	(72)
Proceeds from the sale of other real estate owned	140	-
Net cash used by investing activities	(11,222)	(667)
Cash flows from financing activities
Net change in time deposits	6,299	2,442
Net change in other deposit accounts	7,056	8,237
Net change in mortgagors' escrow deposits	47	325
Advances from Federal Home Loan Bank	13,900	-
Repayment of advances from Federal Home Loan Bank	(18,057)	(17,613)
Change in short term borrowings	-	(1,340)
Net change in repurchase agreements	(2,290)	6,762
Treasury stock acquired	(1)	-
Dividends paid to stockholders	(159)	(289)
Net cash provided (used) by financing activities	6,795	(1,476)
Net change in cash and cash equivalents	(1,189)	184
Cash and cash equivalents at beginning of period	12,146	8,247
Cash and cash equivalents at end of period	$10,957	$8,431
Cash paid during the period for:
Interest	$5,213	$6,335
Income taxes	501	226
Non-cash transactions:
Transfer of loans to foreclosed real estate	$287	$223

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

Planned acquisition and conversion.  On February 23, 2010, the Company announced it had entered into a definitive agreement to acquire Southern Connecticut Bancorp, Inc (“SCBI”), the holding company for The Bank of Southern Connecticut.  The Company also announced its mutual holding company parent, Naugatuck Valley Mutual Holding Company has adopted a Plan of Conversion and Reorganization to convert to a stock holding company by selling to the public its approximate 60% ownership interest in the Company in a transaction commonly referred to as a second step conversion.  The completion of the acquisition of SCBI is contingent on the completion of the second step conversion.  In addition to the completion of the second step conversion, the acquisition is contingent on the receipt of regulatory approvals, the approval of SCBI's stockholders and other customary conditions. The acquisition is expected to be completed in the fourth calendar quarter of 2010 or first calendar quarter of 2011.

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

Information, including details of the stock offering and detailed business and financial information about Newco, NVFC and SCBI, will be provided in a prospectus and proxy statement when the stock offering commences, which is expected to occur in the fourth calendar quarter of 2010.

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

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011.

NOTE 5 – INVESTMENT SECURITIES

At June 30, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,526	$68	$-	$1,594
Mortgage-backed securities	22,454	1,079	-	23,533
Collateralized mortgage obligations	3,029	17	(75)	2,971
Total debt securities	27,009	1,164	(75)	28,098
Auction-rate trust preferred securities	8,200	-	(714)	7,486

Total available-for-sale securities	$35,209	$1,164	$(789)	$35,584

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	3,315	37	-	3,352

Total held-to-maturity securities	$3,315	$37	$-	$3,352

At December 31, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,529	$54	$-	$1,583
Corporate bonds	1,000	-	(340)	660
Mortgage-backed securities	23,561	939	-	24,500
Collateralized mortgage obligations	3,091	13	(104)	3,000
Total debt securities	29,181	1,006	(444)	29,743
Auction-rate trust preferred securities	8,200	-	(320)	7,880

Total available-for-sale securities	$37,381	$1,006	$(764)	$37,623

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	1,451	24	-	1,475

Total held-to-maturity securities	$1,451	$24	$-	$1,475

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

At June 30, 2010, these securities had an aggregate fair value of $2.6 million which resulted in an unrealized loss of $789,000 as compared to an aggregate fair value of $3.4 million with an unrealized loss of $764,000 at December 31, 2009.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Real estate loans:
One-to-four family	$225,624	$229,693
Construction	33,843	46,298
Multi-family and commercial real estate	160,149	134,931
Total real estate loans	419,616	410,922

Commercial business loans	31,899	31,325
Consumer loans:
Savings accounts	2,549	1,113
Personal	266	256
Automobile	185	230
Home equity	36,375	37,276
Total consumer loans	39,375	38,875
Totals loans	490,890	481,122

Less:
Allowance for loan losses	5,119	3,996
Undisbursed construction loans	2,766	3,336
Deferred loan origination fees	524	486
Loans receivable, net	$482,481	$473,304

Nonperforming loans totaled $12.6 million at June 30, 2010 and $6.0 million at December 31, 2009.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $525,000 for the quarter ended June 30, 2010 and $328,000 for the year ended December 31, 2009.

At June 30, 2010, the Bank had $7.1 million of loans which were considered to be impaired, with an allocated allowance of $723,000, compared to $744,000 of such loans at December 31, 2009 with an allowance of $98,000.  The increase is primarily due to three commercial loans secured by real estate, three commercial loans secured by business assets, two residential mortgage loans and one home equity loan which were classified during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Six months ended	For the year ended
	June 30,	December 31,
(In thousands)	2010	2009

Balance at beginning of year	$3,996	$2,869
Provision for loan losses	1,171	1,144
Charge-offs	(48)	(18)
Recoveries	-	1

Balance at end of period	$5,119	$3,996

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and six months ended June 30, 2010, anti-dilutive options excluded from the calculations totaled 335,704 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three and six months ended June 30, 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$680,000	$239,000	$993,000	$608,000

Weighted-average common shares outstanding:
Basic	6,828,924	6,813,189	6,829,015	6,813,226
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	6,828,924	6,813,189	6,829,015	6,813,226

Net income per common share:
Basic	$0.10	$0.04	$0.15	$0.09
Diluted	$0.10	$0.04	$0.15	$0.09

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$680	$239	$993	$608

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(25)	63	144	2,079
Reclassification adjustment for gains
realized in net income	(3)	-	(11)	(176)

Other comprehensive income (loss) before tax effect	(28)	63	133	1,903

Income tax effect related to items of other
comprehensive income (loss)	121	(11)	179	34

Other comprehensive income (loss) net of tax effect	(149)	74	(46)	1,869

Total comprehensive income	$531	$313	$947	$2,477

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

To date, stock option awards have been granted with an exercise price equal to the higher of the market price of the Company’s stock at the date of grant or $11.10, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan.  All granted stock options and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $138,940 for the three months ended June 30, 2010, compared to $135,880 for the three months ended June 30, 2009, in connection with the stock option and restricted stock awards.

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

NOTE 10 - DIVIDENDS

On April 27, 2010, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on June 1, 2010, to stockholders of record as of the close of business on May 10, 2010.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

NOTE 11 – FAIR VALUE

The Company uses fair value to record adjustments to certain assets and liabilities and to prepare required disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined using market quotes. However, in many instances, there are no quoted market prices available. In such instances, fair values are determined using various valuation techniques. Various assumptions and observable inputs must be relied upon in applying these techniques. Accordingly, the fair value estimates may not be realized in an immediate transfer of the respective asset or liability.

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$10,957	$10,957	$12,146	$12,146
Investment securities available for sale	35,584	35,584	37,623	37,623
Investment securities held-to-maturity	3,315	3,352	1,451	1,475
Loans held for sale	561	561	-	-
Loans receivable, net	482,481	493,293	473,304	476,665
Accrued income receivable	2,004	2,004	2,074	2,074

Financial Liabilities
Deposits	$394,286	$393,899	$380,931	$379,176
Borrowed funds	112,538	115,363	118,984	120,719
Mortgagors' escrow accounts	4,935	4,935	4,888	4,888

Fair Value Hierarchy

FASB ASC Topic 820 “Fair Value Measurements” establishes a fair value hierarchy for use in grouping assets and liabilities. The three levels within the hierarchy are as follows:

•	Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2: Fair value is calculated using inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit ratings, etc.) or inputs that are derived principally or corroborated by market data by correlation or other means.

•
Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used by the Company is presented below.

Cash and cash equivalents - The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value, given the short timeframe to maturity and as such assets do not present unanticipated credit concerns.

Investment Securities - When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy.  The Company had no securities classified as level 1 at June 30, 2010 or December 31, 2009.

If quoted market prices are not available, the Company employs an independent pricing service who utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 2 securities include CMOs, mortgage backed securities and corporate bonds issued by GSEs.

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation.  Auction rate preferred securities (“ARPs”) are currently classified as level 3.

Management uses an internally developed model to value auction-rate trust preferred securities.  The valuation model is based on a discounted cash flow using the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of the preferred shares, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust.  The expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par.  Discount rates are implied from observable market inputs. The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.  On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model.

Loans Receivable - Loans held for sale are accounted for at the lower of cost or market. The fair value of loans held for sale are based on quoted market prices of similar or identical loans sold in conjunction with securitization transactions, adjusted as required for changes in loan characteristics. The Company employs an independent third party to provide fair value estimates for loans held for investment. Such estimates are calculated using discounted cash flow analysis, using market interest rates for comparable loans. The associated cash flows are adjusted for credit and other potential losses. Fair value for impaired loans is estimated using the net present value of the expected cash flows or the fair value of the underlying collateral if repayment is collateral dependent.

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the six months ended June 30, 2010 and 2009, foreclosed properties with a carrying value of $287,000 and $154,000, respectively, were transferred to foreclosed property from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the six months ended June 30, 2010 and 2009.  Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

Deposit Liabilities - The fair values disclosed for demand deposits are by definition equal to the amount payable on demand at the reporting date which is also their carrying value. The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expensed monthly maturities on time deposits.

Borrowed Funds - Carrying value is as an estimate of fair value for securities sold under agreements to repurchase and other short term debt that matures within 90 days. The fair values of other borrowings are estimated using discounted cash flow analyses based on current market rates adjusted, as appropriate, for associated credit and option risks.

Under certain circumstances we make adjustment to fair value for our assets although they are not measured at fair value on an ongoing basis. These include assets that are measured at the lower of cost or market that were recognized at fair value (i.e., below cost) at the end of the period, as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

Assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	June 30, 2010
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$28,098	$7,486	$35,584
Residential loans held for sale	-	561	-	561

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	6,392	17	6,409
Real estate owned	-	-	167	167

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended June 30, 2010.

The following table shows a reconciliation of the beginning and ending balances for level 3 assets measured at fair value on a recurring basis:

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
(In thousands)	2010	2009
	(Unaudited)	(Audited)
Balance at beginning of period	$7,880	$6,744
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities		-
included in accumulated other
comprehensive income	(394)	2,219
Impairment charges included in net income		-
Proceeds from sale of level 3 securities	-	(83)
Redemptions at par	-	(1,000)
Balance at end of period	$7,486	$7,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed below under “Item 1A – Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased by $8.3 million, or 1.5%, to $565.2 million during the period from December 31, 2009 to June 30, 2010, primarily due to an increase of $9.7 million in loans, partially offset by a decrease in cash and cash equivalents of $1.2 million and a net decrease in investments of $175,000.  The increase in loans primarily reflects an increase of $25.2 million in multi-family and commercial real estate loans, an increase of $1.4 million in loans on savings accounts and an increase of $574,000 in commercial business loans, partially offset by a decrease of $12.5 million in construction loans and a decrease of $4.1 million in residential mortgage loans.  The increase in loans was primarily funded by increases in deposits, and, to a lesser extent, the sale of investments.  While the largest segment of the loan portfolio is one-to four-family real estate loans, the Bank continues to grow its multi-family and commercial real estate portfolio.

Total liabilities were $514.0 million at June 30, 2010 compared to $506.6 million at December 31, 2009.  Deposits at June 30, 2010 increased $13.4 million, or 3.5%, over December 31, 2009.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $6.4 million, from $119.0 million at December 31, 2009 to $112.5 million at June 30, 2010.  The increases in deposits were used primarily to fund the growth in loans, and to a lesser extent, pay off borrowings.

Total stockholders’ equity increased $912,000, from $50.3 million at December 31, 2009 to $51.2 million at June 30, 2010.  The increase in stockholders’ equity was primarily due to net income of $993,000 for the six month period and $122,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $159,000 paid to stockholders and a net increase in the unrealized loss on available for sale securities of $46,000.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2010 and 2009

General.     For the three months ended June 30, 2010, the Company recorded net income of $680,000 compared to net income of $239,000 for the three months ended June 30, 2009, an increase of $441,000, or 184.5%.  Net income increased $385,000 to $993,000 for the six months ended June 30, 2010 from $608,000 for the six months ended June 30, 2009.  The increase in the three month period was primarily due to a higher level of net interest income and noninterest income, partially offset by a higher loan loss provision and higher noninterest expense.  The increase in the six month period was primarily due to a higher level of net interest income, partially offset by a higher loan loss provision, a lower level of noninterest income and a higher level on noninterest expense.

Net Interest Income. Net interest income increased $873,000, or 23.3%, to $4.6 million for the three months ended June 30, 2010 and increased by $1.7 million, or 23.3%, to $9.1 million for the six months ended June 30, 2010.  The increase in net interest income for the three month period resulted from a $178,000, or 2.5%, increase in total interest income, combined with a $695,000, or 21.3%, decrease in interest expense.  For the six month period ended June 30, 2010, total interest income increased $234,000, or 1.7%, combined with a decrease of $1.5 million, or 22.4%, in total interest expense.  The Company experienced an increase in the average balances of interest earning assets of 4.5% in the three month period and an increase of 3.5% in the six month period, while the average rate earned on these assets decreased by 10 basis points in both periods.  The increase in interest earning assets is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by 9.3% in the both periods, primarily in the commercial mortgage portfolio.  The Company experienced a decrease in the average balance of investment securities of 29.2% in the three month period and a decrease of 31.2% in the six month period, due to sales of mortgage backed securities and increased prepayment speeds in the mortgage backed securities portfolio.

Interest expense decreased by $695,000, or 21.3% for the three months ended June 30, 2010, due to a reduction of 66 basis points in the average cost of interest bearing liabilities, from 2.67% to 2.01%.  The decrease in the average cost of interest bearing liabilities, due primarily to the decreasing rate environment,  was partially offset by a $23.0 million increase in the average balance of interest bearing liabilities.  The average balance of interest-bearing deposits increased by $18.6 million, or 5.0% and the average balance of borrowed funds increased by $238,000, or 2.4% over this period.  Interest expense also decreased in the six month period ended June 30, 2010 by $1.5 million, or 22.4%, also as a result of a decrease of 68 basis points in the average cost, partially offset by an increase in the average balance of interest-bearing liabilities of $18.1 million, or 3.7%.

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,782	$6,387	6.18%	$13,466	$12,765	5.49%
Fed Funds sold	1	1	-%	1	4	(75.00)%
Investment securities	402	619	(35.06)%	862	1,326	(34.99)%
Total interest income	7,185	7,007	2.54%	14,329	14,095	1.66%
Interest expense:
Certificate accounts	1,634	1,975	(17.27)%	3,292	4,071	(19.14)%
Regular savings accounts	108	103	4.85%	194	199	(2.51)%
Checking and NOW accounts	13	11	18.18%	24	23	4.35%
Money market savings accounts	60	75	(20.00)%	117	171	(31.58)%
Total interest-bearing deposits	1,815	2,164	(16.13)%	3,627	4,464	(18.75)%
FHLB advances	731	1,060	(31.04)%	1,503	2,166	(30.61)%
Other borrowings	25	42	(40.48)%	57	51	11.76%
Total interest expense	2,571	3,266	(21.28)%	5,187	6,681	(22.36)%
Net interest income	$4,614	$3,741	23.34%	$9,142	$7,414	23.31%

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$483,397	5.61%	$442,393	5.77%	$479,210	5.62%	$438,591	5.82%
Fed Funds sold	3,400	0.12%	6,109	0.07%	3,762	0.05%	8,762	0.09%
Investment securities	37,889	4.24%	53,513	4.63%	38,876	4.43%	56,530	4.69%
Federal Home Loan Bank stock	6,252	0.00%	6,252	0.00%	6,252	0.00%	6,252	0.00%

Total interest-earning assets	$530,938	5.41%	$508,267	5.51%	$528,100	5.43%	$510,135	5.53%

Interest-bearing liabilities
Certificate accounts	$235,848	2.77%	$240,234	3.29%	$234,759	2.80%	$240,527	3.39%
Regular savings accounts & escrow	74,178	0.58%	60,084	0.69%	71,315	0.54%	56,818	0.70%
Checking and NOW accounts	57,550	0.09%	49,557	0.09%	56,913	0.08%	53,577	0.09%
Money market savings accounts	26,693	0.90%	25,795	1.16%	26,289	0.89%	25,468	1.34%

Total interest-bearing deposits	394,269	1.84%	375,670	2.30%	389,276	1.86%	376,390	2.37%
FHLB advances	107,524	2.72%	103,333	4.10%	108,703	2.77%	109,299	3.96%
Other borrowings	10,273	0.97%	10,035	1.67%	11,717	0.97%	5,932	1.72%

Total interest-bearing liabilities	$512,066	2.01%	$489,038	2.67%	$509,696	2.04%	$491,621	2.72%

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Allowance at beginning of period	$4,796	$3,143	$3,996	$2,869
Provision for loan losses	361	272	1,171	557

Charge-offs	(38)	-	(48)	(11)
Recoveries	-	1	-	1
Net recoveries (charge-offs)	(38)	1	(48)	(10)
Allowance at end of period	$5,119	$3,416	$5,119	$3,416

The Company recorded a provision for loan losses of $361,000 for the three month period ended June 30, 2010, compared to $272,000 for the same 2009 period.  Provisions of $1.2 million and $557,000 were recorded for the six months ended June 30, 2010 and 2009, respectively.  The increase in the provision in the 2010 periods was due primarily to an increase in non-performing and classified loans, the growth of the total loan portfolio, a change in the mix of the portfolio towards commercial real estate loans which are generally inherently riskier than one-to-four family loans, and general economic conditions.  Additionally, the six month period ended June 30, 2010 includes the allocation of a specific reserve of $275,000 for one commercial real estate loan based primarily on the results of a recent independent appraisal of the collateral property.  The charge-offs in the 2010 period were due to a write down of the value of a two properties taken as a deed-in-lieu of foreclosure, the charge-off of a commercial line of credit and a personal line of credit.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. There were no troubled debt restructures during the quarter ended June 30, 2010.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At June 30,	At December 31,
	2010	2009	% Change
	(Dollars in thousands)
Nonaccrual loans	$11,382	$6,000	89.70%
Troubled debt restructurings	1,185	-	N/A
Real estate owned	167	140	N/A
Total nonperforming assets	$12,734	$6,140	107.39%

Total nonperforming loans to total loans	2.58%	1.26%	104.76%

Total nonperforming loans to total assets	2.22%	1.08%	105.56%

Total nonperforming assets to total assets	2.25%	1.10%	104.55%

Non-performing loans totaled $12.6 million at June 30, 2010 compared to $6.0 million at December 31, 2009.  The increase was primarily the result of the placing of two commercial mortgage relationships totaling $4.2 million on non-accrual status during the first quarter. Management is working with one of the borrowers on a loan which is secured by a mortgage on a storage facility located in Connecticut.  A recent appraisal has been obtained and the loan is in the process of being modified.  The second relationship is secured by an approved residential development.  Management is attempting a work out of the project, but it may result in a foreclosure.  During the second quarter of 2010, a commercial real estate loan relationship (secured by retail space located in Connecticut) of $828,000 was placed on non-accrual status and has been sent for foreclosure.

There was a 2.5% increase in the level of classified assets from December 31, 2009 to June 30, 2010 primarily in our commercial loan portfolio.  Classified assets increased from $60.5 million at December 31, 2009 to $62.0 million at June 30, 2010.  These classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss reserves have been established to account for the increased credit risk of these assets.  Out of the Company’s $62.8 million in classified assets, $12.7 million were nonperforming as of June 30, 2010.

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2010 and 2009.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$244	$258	(5.43)%	$490	$493	(0.61)%
Fees for other services	220	174	26.44%	386	299	29.10%
Income from bank owned life insurance	83	87	(4.60)%	167	171	(2.34)%
Income from investment advisory services, net	54	101	(46.53)%	95	158	(39.87)%
Gain on investments	3	-	N/A	11	176	(93.75)%
Other income	55	25	120.00%	81	56	44.64%
Total	$659	$645	2.17%	$1,230	$1,353	(9.09)%

Noninterest income increased $14,000, or 2.2%, for the three months ended June 30, 2010, and decreased $123,000, or 9.1% in the six month period, as compared to the same 2009 periods.  The increase in the three month period is primarily due to an increase in fees for other services, partially offset by decreases in income from investment advisory services and fees for services related to deposit accounts.  This decrease in the six month period was primarily due to a lower level of gains realized on the sale of investments and income from investment advisory services in the 2010 period, partially offset by an increase in fees for other services. The increase in fees for other services in both periods is largely due to the fees associated with the increase in activity in the secondary mortgage market.

Noninterest Expense.  The following table summarizes noninterest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,122	$1,943	9.21%	$4,196	$3,827	9.64%
Office occupancy	592	559	5.90%	1,178	1,093	7.78%
Computer processing	233	248	(6.05)%	462	470	(1.70)%
Directors compensation	172	118	45.76%	388	317	22.40%
FDIC insurance premiums	170	389	(56.30)%	332	625	(46.88)%
Advertising	93	130	(28.46)%	166	185	(10.27)%
Loss on foreclosed real estate, net	13	2	550.00%	31	9	244.44%
Other expenses	524	407	28.75%	1,020	870	17.24%
Total	$3,919	$3,796	3.24%	$7,773	$7,396	5.10%

Noninterest expense increased by $123,000 and by $377,000 for the three and six month periods ended June 30, 2010, respectively, over the same 2009 periods.  The increase in both periods was primarily the result of increases in compensation costs, directors compensation, office occupancy and loss on foreclosed real estate, partially offset by decreases in FDIC insurance premiums, advertising and computer processing over the 2009 periods.  The 2009 periods include the accrual for the FDIC onetime special assessment in the amount of $250,000.  Additionally, “other expenses” in the 2010 periods include nonrecurring costs associated with the planned acquisition of Southern Connecticut Bancorp, Inc. totaling approximately $89,000 and $155,000 for the three and six months ended June 30, 2010, respectively.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $11.0 million, including federal funds of $816,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.6 million at June 30, 2010.  At June 30, 2010, the Company had the ability to borrow a total of $155.5 million from the Federal Home Loan Bank of Boston, of which $108.4 million in borrowings was outstanding, along with $4.1 million in repurchase agreements.  At June 30, 2010, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at June 30, 2010, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at June 30, 2010.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	June 30,	December 31,
(In thousands)	2010	2009
Commitments to extend credit:
Loan commitments	$10,395	$10,611
Unused lines of credit	20,546	21,142
Amounts due mortgagors on construction loans	24,457	28,843
Amounts due on commercial loans	19,649	17,899
Commercial letters of credit	4,191	4,332

Certificates of deposit due within one year of June 30, 2010 totaled $117.7 million, or 29.8% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before June 30, 2011.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2010, the Company originated $43.2 million of loans, including renewals and refinances, and purchased $11.1 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $11.4 million and an increase of $13.4 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $13.4 million for the six months ended June 30, 2010.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $6.4 million for the six months ended June 30, 2010.  The increases in deposit accounts primarily funded our lending activities and, to a lesser extent, repayment of Federal Home Loan Bank advances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.3 million at June 30, 2010.

The Company is not subject to separate regulatory capital requirements.  At June 30, 2010, the Bank was subject to the regulatory capital requirements of the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at June 30, 2010.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$48,748	11.25%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	44,352	10.24%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	44,352	7.88%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	44,352	7.88%

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

For the six months ended June 30, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at March 31, 2010 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

						Net Portfolio Value as % of
Basis Point ("bp")		Net Portfolio Value				Present Value of Assets
Change in Rates		$ Amount	$ Change	% Change		NPV Ratio	Change
		(Dollars in thousands)

300	bp	$36,150	$(22,289)	(38	) %	6.58%	(3.38	) %
200		44,660	(13,779)	(24	) %	7.93%	(2.03	) %
100		52,573	(5,866)	(10	) %	9.13%	(0.83	) %
50		55,902	(2,537)	(4	) %	9.61%	(0.35	) %
0		58,439	-	-		9.96%	-
(50)		59,677	1,238	2%		10.10%	0.14%
(100)		59,827	1,388	2%		10.08%	0.12%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2010, the Company did not repurchase any shares of common stock.

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

Naugatuck Valley Financial Corporation

Date: August 13, 2010	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2010	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)