Form 10-Q
period 2010-09-30
Naugatuck Valley Financial Corp
filed 2010-11-15
CIK 1293413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, there were 7,018,823 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from depository institutions	$23,849	$9,003
Investment in federal funds	582	3,143
Investment securities available-for-sale, at fair value	33,925	37,623
Investment securities held-to-maturity, at amortized cost	10,269	1,451
Loans held for sale, at fair value	856	-
Loans receivable, net	478,738	473,304
Accrued income receivable	2,033	2,074
Foreclosed real estate and repossessed assets, net	506	140
Premises and equipment, net	9,690	9,948
Bank owned life insurance	9,168	8,920
Federal Home Loan Bank stock, at cost	6,252	6,252
Other assets	5,263	5,097

Total assets	$581,131	$556,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$404,750	$380,931
Borrowed funds	119,870	118,984
Mortgagors' escrow accounts	2,373	4,888
Other liabilities	2,036	1,844

Total liabilities	529,029	506,647

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,018,823 shares outstanding at September
30, 2010 and 7,022,866 shares outstanding at December 31, 2009	76	76
Paid-in capital	33,860	33,756
Retained earnings	25,811	24,849
Unearned ESOP shares (193,735 shares at September 30, 2010
and December 31, 2009)	(1,937)	(1,937)
Unearned stock awards (3,500 shares at September 30, 2010
and 32,340 shares at December 31, 2009)	(35)	(355)
Treasury stock, at cost 588,875 shares at September 30, 2010
and 583,342 shares at December 31, 2009)	(6,176)	(6,132)
Accumulated other comprehensive gain	503	51

Total stockholders' equity	52,102	50,308

Total liabilities and stockholders' equity	$581,131	$556,955

See notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Interest income
Interest on loans	$6,784	$6,514	$20,251	$19,279
Interest and dividends on investments and deposits	427	541	1,289	1,871
Total interest income	7,211	7,055	21,540	21,150

Interest expense
Interest on deposits	1,853	2,049	5,479	6,513
Interest on borrowed funds	731	1,019	2,291	3,236
Total interest expense	2,584	3,068	7,770	9,749

Net interest income	4,627	3,987	13,770	11,401

Provision for loan losses	993	302	2,164	859

Net interest income after provision for loan losses	3,634	3,685	11,606	10,542

Noninterest income
Fees for other services	381	155	766	455
Fees for services related to deposit accounts	238	273	728	765
Income from bank owned life insurance	80	87	248	258
Income from investment advisory services, net	51	67	146	225
Gain on investments	-	203	11	379
Other income	19	27	100	83
Total noninterest income	769	812	1,999	2,165

Noninterest expense
Compensation, taxes and benefits	2,136	1,858	6,332	5,685
Office occupancy	554	542	1,733	1,635
Computer processing	231	221	693	691
FDIC insurance premiums	172	151	504	776
Directors compensation	79	119	467	437
Advertising	69	96	235	281
Loss on foreclosed real estate, net	16	7	47	15
Other expenses	519	489	1,538	1,359
Total noninterest expense	3,776	3,483	11,549	10,879

Income before provision
for income taxes	627	1,014	2,056	1,828

Provision for income taxes	423	311	859	517

Net income	$204	$703	$1,197	$1,311

Earnings per common share - Basic and Diluted	$0.03	$0.10	$0.18	$0.19

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities	(Unaudited)
Net income	$1,197	$1,311
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,164	859
Depreciation and amortization expense	600	627
Loss on sale of assets	2	-
Gain on sale of loans	(267)	-
Loans originated for sale	(23,677)	-
Proceeds from sale of loans	22,893	-
Net amortization from investments	46	51
Amortization of intangible assets	25	25
Benefit from deferred tax	(226)	-
Stock-based compensation	391	490
Gain on sale of investments	(11)	(379)
Net change in:
Accrued income receivable	41	124
Deferred loan fees	18	(9)
Cash surrender value of life insurance	(248)	(257)
Other assets	(113)	(4)
Other liabilities	226	320
Net cash provided by operating activities	3,061	3,158
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	5,020	8,290
Proceeds from sale of available-for-sale securities	8,275	18,181
Proceeds from maturities of held-to-maturity securities	438	49
Purchase of available-for-sale securities	(8,995)	-
Purchase of held-to-maturity securities	(9,276)	(1,566)
Loan originations net of principal payments	(7,927)	(28,538)
Purchase of property and equipment	(360)	(109)
Proceeds from the sale of other real estate owned	140	-
Net cash used by investing activities	(12,685)	(3,693)
Cash flows from financing activities
Net change in time deposits	12,406	(750)
Net change in other deposit accounts	11,413	13,403
Net change in mortgagors' escrow deposits	(2,516)	(2,047)
Advances from Federal Home Loan Bank	19,900	17,150
Repayment of advances from Federal Home Loan Bank	(26,674)	(37,935)
Change in short term borrowings	-	(1,340)
Net change in repurchase agreements	7,659	14,362
Treasury stock acquired	(44)	(25)
Dividends paid to stockholders	(235)	(368)
Net cash provided (used) by financing activities	21,909	2,450
Net change in cash and cash equivalents	12,285	1,915
Cash and cash equivalents at beginning of period	12,146	8,247
Cash and cash equivalents at end of period	$24,431	$10,162
Cash paid during the period for:
Interest	$7,771	$9,498
Income taxes	1,076	286
Non-cash transactions:
Transfer of loans to foreclosed assets	$652	$223

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

Termination of Merger Agreement. On November 12, 2010, the Company, Naugatuk Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc. (“SCBI”), entered into a Mutual Termination Agreement (the “Termination Agreement”) terminating their previously reported Agreement and Plan of Merger, as amended, citing inability to obtain regulatory approval of the proposed transaction.  Under the Termination Agreement, the Company has paid SCBI a termination payment of $350,000 as reimbursement for its transaction expenses.

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

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

NOTE 4 — Accounting Standards Updates

In 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.

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

NOTE 5 – INVESTMENT SECURITIES

At September 30, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,023	$80	$-	$1,103
Mortgage-backed securities	20,940	1,011	-	21,951
Collateralized mortgage obligations	2,903	20	(65)	2,858
Total debt securities	24,866	1,111	(65)	25,912
Auction-rate trust preferred securities	8,200	-	(187)	8,013

Total available-for-sale securities	$33,066	$1,111	$(252)	$33,925

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	$10,269	$76	$(5)	$10,340

Total held-to-maturity securities	$10,269	$76	$(5)	$10,340

At December 31, 2009, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,529	$54	$-	$1,583
Corporate bonds	1,000	-	(340)	660
Mortgage-backed securities	23,561	939	-	24,500
Collateralized mortgage obligations	3,091	13	(104)	3,000
Total debt securities	29,181	1,006	(444)	29,743
Auction-rate trust preferred securities	8,200	-	(320)	7,880

Total available-for-sale securities	$37,381	$1,006	$(764)	$37,623

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
U.S. government and agency obligations	$1,451	$24	$-	$1,475

Total held-to-maturity securities	$1,451	$24	$-	$1,475

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

At September 30, 2010, these securities had an aggregate fair value of $7.8 million which resulted in an unrealized loss of $257,000 as compared to an aggregate fair value of $3.4 million with an unrealized loss of $764,000 at December 31, 2009.

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Real estate loans:
One-to-four family	$219,250	$229,693
Construction	32,441	46,298
Multi-family and commercial real estate	161,284	134,931
Total real estate loans	412,975	410,922

Commercial business loans	35,090	31,325
Consumer loans:
Savings accounts	983	1,113
Personal	294	256
Automobile	169	230
Home equity	36,716	37,276
Total consumer loans	38,162	38,875
Totals loans	486,227	481,122

Less:
Allowance for loan losses	5,294	3,996
Undisbursed construction loans	1,692	3,336
Deferred loan origination fees	503	486
Loans receivable, net	$478,738	$473,304

Nonperforming loans totaled $13.8 million at September 30, 2010 and $6.0 million at December 31, 2009.  These loans, primarily delinquent 90 days or more, were accounted for on a nonaccrual basis.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $553,000 at September 30, 2010, compared with $328,000 at December 31, 2009.

At September 30, 2010, the Bank had $8.1 million of loans which were considered to be impaired, with an allocated allowance of $719,000, compared to $744,000 of such loans at December 31, 2009 with an allowance of $98,000.  The increase is primarily due to four commercial loans secured by real estate, six residential mortgage loans and two home equity loans which were classified during the period.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

	Nine months ended	For the year ended
	September 30,	December 31,
(In thousands)	2010	2009

Balance at beginning of year	$3,996	$2,869
Provision for loan losses	2,164	1,144
Charge-offs	(882)	(18)
Recoveries	16	1

Balance at end of period	$5,294	$3,996

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three and nine months ended September 30, 2010, anti-dilutive options excluded from the calculations totaled 318,800 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three and nine months ended September 30, 2009, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$204,000	$703,000	$1,197,000	$1,311,000

Weighted-average common shares outstanding:
Basic	6,826,255	6,810,357	6,828,085	6,812,259
Effect of dilutive stock options
and restrictive stock awards	-	-	-	-
Diluted	6,826,255	6,810,357	6,828,085	6,812,259

Net income per common share:
Basic	$0.03	$0.10	$0.18	$0.19
Diluted	$0.03	$0.10	$0.18	$0.19

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$204	$703	$1,197	$1,311

Other comprehensive income:
Unrealized gain on securities available-for-sale	484	878	628	2,957
Reclassification adjustment for gains
realized in net income	-	(203)	(11)	(379)

Other comprehensive income before tax effect	484	675	617	2,578

Income tax effect related to items of other
comprehensive income	(14)	112	165	146

Other comprehensive income net of tax effect	498	563	452	2,432

Total comprehensive income	$702	$1,266	$1,649	$3,743

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

The amounts and terms of the awards granted under the Incentive Plan are summarized in the following table.

	Grant date
	July 26,	December 18,	March 20,	March 21,	July 26,
	2008	2007	2007	2006	2005

Option awards
Awarded	1,000	2,000	7,500	6,500	354,580
Exercise price	$11.10	$11.10	$12.49	$11.10	$11.10
Maximum term in years	10	10	10	10	10
Restricted stock awards
Awarded	1,000	3,000	2,000	1,500	139,712

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $1,281 for the three months ended September 30, 2010, compared to $131,169 for the three months ended September 30, 2009, and $279,161 and $402,929 for the comparable nine month periods, in connection with the stock option and restricted stock awards.  The expense declined in the 2010 periods due to the final vesting of the initial grants.

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

NOTE 10 - DIVIDENDS

On July 20, 2010, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on September 1, 2010, to stockholders of record as of the close of business on August 10, 2010.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$24,431	$24,431	$12,146	$12,146
Investment securities available for sale	33,925	33,925	37,623	37,623
Investment securities held-to-maturity	10,269	10,340	1,451	1,475
Loans held for sale	856	856	-	-
Loans receivable, net	478,738	491,181	473,304	476,665
Accrued income receivable	2,033	2,033	2,074	2,074

Financial Liabilities
Deposits	$404,750	$405,248	$380,931	$379,176
Borrowed funds	119,870	123,161	118,984	120,719
Mortgagors' escrow accounts	2,373	2,373	4,888	4,888

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

Investment Securities - When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy.  The Company had no securities classified as level 1 at September 30, 2010 or December 31, 2009.

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

When a market is illiquid or there is a lack of transparency around the inputs to valuation, the respective securities are classified as level 3 and reliance is placed upon internally developed models and management judgment and evaluation for valuation.  Auction-rate trust preferred securities (“ARPs”) are currently classified as level 3.

Management uses an internally developed model to value ARPs.  The valuation model is based on a discounted cash flow using the expected value of the collateral preferred shares, either at call dates or the maturity date of the trust, the credit rating of the issuer of each of the ARPs, the expected yield during the holding period and current rates for U.S. Treasury securities matching the expected remaining term of the trust.  The expected value of the collateral preferred shares (either when called or upon maturity of the trust) is assumed to range between current market prices and par.  Discount rates are implied from observable market inputs. The resulting discounted cash flows for each of the ARPs indicated little to no impairment in the fair value of the securities.  On a quarterly basis, management reviews the trust preferred securities pricing generated from our internal model.

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the nine months ended September 30, 2010 and 2009, foreclosed properties and repossessed assets with a carrying value of $652,000 and $154,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the nine months ended September 30, 2010 and 2009.  Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

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

Assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	September 30, 2010
	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$25,912	$8,013	$33,925
Residential loans held for sale	-	856	-	856

Assets measured at fair value on a non-recurring basis:
Impaired loans	-	7,411	16	7,427
Real estate owned and other repossessed assets	-	-	506	506

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended September 30, 2010.

The following table shows a reconciliation of the beginning and ending balances for level 3 assets measured at fair value on a recurring basis:

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
(In thousands)	2010	2009

Balance at beginning of period	$7,880	$6,744
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities		-
included in accumulated other
comprehensive income	133	2,219
Impairment charges included in net income		-
Proceeds from sale of level 3 securities	-	(83)
Redemptions at par	-	(1,000)
Balance at end of period	$8,013	$7,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed below under “Item 1A – Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased by $24.1 million, or 4.3%, to $581.1 million from December 31, 2009 to September 30, 2010, primarily due to an increase of $12.3 million in cash and cash equivalents, an increase of $5.1 million in investments and an increase of $5.4 million in loans.  The increase in loans primarily reflects an increase of $26.4 million in multi-family and commercial real estate loans and an increase of $3.8 million in commercial business loans, partially offset by a decrease of $13.8 million in construction loans, a decrease of $10.4 million in residential mortgage loans and a decrease of $713,000 in consumer loans.  The increase in loans was primarily funded by increases in deposits, and, to a lesser extent, borrowings.  The decrease in the residential mortgage portfolio is due to the sale of fixed rate residential mortgage loans, primarily through the Bank’s efforts to build a secondary mortgage operation.

Total liabilities were $529.0 million at September 30, 2010 compared to $506.6 million at December 31, 2009.  Deposits at September 30, 2010 increased $23.8 million, or 6.3%, over December 31, 2009.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, increased $886,000, from $119.0 million at December 31, 2009 to $119.9 million at September 30, 2010.  The increases in deposits were used primarily to fund the growth in loans, and to a lesser extent, to purchase investments.

Total stockholders’ equity increased $1.8 million, from $50.3 million at December 31, 2009 to $52.1 million at September 30, 2010.  The increase in stockholders’ equity was primarily due to net income of $1.2 million for the nine month period, a net increase in the unrealized gain on available for sale securities of $452,000 and $385,000 in capital adjustments related to the Company’s 2005 Equity Incentive Plan, partially offset by dividends of $238,000 paid to stockholders.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2010 and 2009

General.   For the three months ended September 30, 2010, the Company recorded net income of $204,000 compared to net income of $703,000 for the three months ended September 30, 2009, a decrease of $499,000, or 71.0%.  Net income decreased $114,000, or 8.7%,  to $1.2 million for the nine months ended September 30, 2010 from $1.3 million for the nine months ended September 30, 2009.  The decrease in both the three and nine month periods was primarily due to higher loan loss provisions and higher noninterest expense, partially offset by a higher level of net interest income.

Net Interest Income.  Net interest income increased $640,000, or 16.1%, to $4.6 million for the three months ended September 30, 2010 and increased by $2.4 million, or 20.8%, to $13.8 million for the nine months ended September 30, 2010.  The increase in net interest income for the three month period resulted from a $156,000, or 2.2%, increase in total interest income, combined with a $484,000, or 15.8%, decrease in interest expense.  For the nine months ended September 30, 2010, total interest income increased $390,000, or 1.8%, combined with a decrease of $2.0 million, or 20.3%, in total interest expense.  The Company experienced an increase in the average balances of interest earning assets of 5.6% in the three month period and an increase of 4.2% in the nine month period, while the average rate earned on these assets decreased by 18 basis points and by 12 basis points in the three and nine month periods, respectively.  The increase in interest earning assets is attributed primarily to an increase in the loan portfolio.  The average balance in the loan portfolio increased by $32.3 million, or 7.2%, in the three month period and by $37.8 million, or 8.5%, in the nine month period, primarily in the commercial mortgage portfolio.  The Company experienced a decrease in the average balance of investment securities of 10.5% in the three month period and a decrease of 25.1% in the nine month period, due to sales of mortgage-backed securities and increased prepayment speeds in the mortgage-backed securities portfolio.

Interest expense decreased by $484,000, or 15.8%, for the three months ended September 30, 2010, due to a reduction of 54 basis points in the average cost of interest bearing liabilities, from 2.51% to 1.97%.  The decrease in the average cost of interest bearing liabilities, due primarily to the decreasing rate environment, was partially offset by a $36.0 million increase in the average balance of interest bearing liabilities.  The average balance of interest-bearing deposits increased by $26.5 million, or 7.0%, and the average balance of borrowed funds increased by $9.5 million, or 8.5%, over this period.  Interest expense also decreased in the nine months ended September 30, 2010 by $2.0 million, or 20.3%, also as a result of a decrease of 64 basis points in the average cost, partially offset by an increase in the average balance of interest-bearing liabilities of $24.1 million, or 4.9%.

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2010	2009	% Change		2010	2009	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,784	$6,514	4.14%		$20,251	$19,279	5.04%
Fed Funds sold	1	-	N/A		2	4	(50.00	) %
Investment securities	426	541	(21.26	) %	1,287	1,867	(31.07	) %
Total interest income	7,211	7,055	2.21%		21,540	21,150	1.84%
Interest expense:
Certificate accounts	1,669	1,874	(10.94	) %	4,961	5,949	(16.61	) %
Regular savings accounts	117	96	21.88%		310	292	6.16%
Checking and NOW accounts	12	12	-%		36	35	2.86%
Money market savings accounts	55	67	(17.91	) %	172	237	(27.43	) %
Total interest-bearing deposits	1,853	2,049	(9.57	) %	5,479	6,513	(15.88	) %
FHLB advances	698	967	(27.82	) %	2,201	3,133	(29.75	) %
Other borrowings	33	52	(36.54	) %	90	103	(12.62	) %
Total interest expense	2,584	3,068	(15.78	) %	7,770	9,749	(20.30	) %
Net interest income	$4,627	$3,987	16.05%		$13,770	$11,401	20.78%

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$483,110	5.62%	$450,825	5.78%	$480,524	5.62%	$442,714	5.81%
Fed Funds sold	3,267	0.12%	2,452	0.00%	3,596	0.07%	6,636	0.08%
Investment securities	41,687	4.09%	46,591	4.64%	39,823	4.31%	53,180	4.68%
Federal Home Loan Bank stock	6,252	0.00%	6,252	0.00%	6,252	0.00%	6,252	0.00%

Total interest-earning assets	$534,316	5.40%	$506,120	5.58%	$530,195	5.42%	$508,782	5.54%

Interest-bearing liabilities
Certificate accounts	$242,271	2.76%	$237,254	3.16%	$237,290	2.79%	$239,424	3.31%
Regular savings accounts & escrow	77,903	0.60%	62,341	0.62%	73,535	0.56%	58,679	0.66%
Checking and NOW accounts	56,532	0.08%	51,004	0.09%	56,785	0.08%	52,710	0.09%
Money market savings accounts	26,247	0.84%	25,831	1.04%	26,275	0.87%	25,590	1.23%

Total interest-bearing deposits	402,953	1.84%	376,430	2.18%	393,885	1.85%	376,403	2.31%
FHLB advances	107,142	2.61%	96,532	4.01%	108,177	2.71%	104,997	3.98%
Other borrowings	14,483	0.91%	15,609	1.33%	12,647	0.95%	9,193	1.49%

Total interest-bearing liabilities	$524,578	1.97%	$488,571	2.51%	$514,709	2.01%	$490,593	2.65%

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

On a quarterly basis, or more often if warranted, management analyzes the loan portfolio.  For individually evaluated loans that are considered impaired, an allowance will be established based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or for loans that are considered collateral dependant, the fair value of the collateral.  A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual term of the loan agreement.

All other loans, including loans that are individually evaluated but not considered impaired, are segregated into groups based on similar risk factors.  Each of these groups is then evaluated based on several factors to estimate credit losses.  Management will determine for each category of loans with similar risk characteristics the historical loss rate.  Historical loss rates provide a reasonable starting point for the Bank’s analysis but analysis and trends in losses do not form a sufficient basis to determine the appropriate level of the loan loss allowance.  Management also considers qualitative and environmental factors likely to cause losses.  These factors include but are not limited to: changes in the amount and severity of past due, non-accrual and adversely classified loans; changes in local, regional, and national economic conditions that will affect the collectibility of the portfolio; changes in the nature and volume of loans in the portfolio; changes in concentrations of credit, lending area, industry concentrations, or types of borrowers; changes in lending policies, procedures, competition, management, portfolio mix, competition, pricing, loan to value trends, extension and modification requests; and loan quality trends.  This analysis establishes factors that are applied to each of the segregated groups of loans to determine an acceptable level of loan loss allowance.

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Allowance at beginning of period	$5,119	$3,416	$3,996	$2,869
Provision for loan losses	993	302	2,164	859

Charge-offs	(834)	(6)	(882)	(17)
Recoveries	16	-	16	1
Net recoveries (charge-offs)	(818)	(6)	(866)	(16)
Allowance at end of period	$5,294	$3,712	$5,294	$3,712

The Company recorded a provision for loan losses of $993,000 for the three months ended September 30, 2010, compared to $302,000 for the same 2009 period.  Provisions of $2.2 million and $859,000 were recorded for the nine months ended September 30, 2010 and 2009, respectively.  The increase in the provision in the 2010 periods was due primarily to an increase in non-performing and classified loans, the growth of the total loan portfolio, a change in the mix of the portfolio towards commercial real estate loans which are generally inherently riskier than one-to-four family loans, and general economic conditions.  The charge-offs in the 2010 period were due to the charge off of six commercial term loans, four commercial lines of credit, two commercial mortgages and two personal lines of credit. The charge-offs also include the write down of the value of two properties taken as a deed-in-lieu of foreclosure, a short sale on a mortgage loan and the write down of value on a home equity loan due to a foreclosure sale.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated. The Company modified the terms of one commercial mortgage totaling $1.1 million during the quarter ended September 30, 2010.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30,	At December 31,
	2010	2009	% Change
	(Dollars in thousands)
Nonaccrual loans	$11,356	$6,000	89.27%
Troubled debt restructurings	2,396	-	N/A
Real estate owned	416	140	197.14
Other repossessed assets	90	-	N/A
Total nonperforming assets	$14,258	$6,140	132.21%

Total nonperforming loans to total loans	2.84%	1.26%	125.40%

Total nonperforming loans to total assets	2.37%	1.08%	119.44%

Total nonperforming assets to total assets	2.45%	1.10%	122.73%

Non-performing loans (defined as nonaccrual loans and troubled debt restructurings) totaled $13.8 million at September 30, 2010 compared to $6.0 million at December 31, 2009.  The increase was primarily the result of the placing of two commercial mortgage relationships totaling $4.2 million on non-accrual status during the first quarter. One loan, amounting to $1.1 million, is secured by a storage facility in Connecticut.  Management has obtained a recent appraisal and the loan has been modified and has been paying under the new terms.  The second relationship, amounting to $3.1 million, is secured by an approved residential subdivision totaling 40 units, none of which have been sold.  Four units have been built on speculation.  Management is working with the borrower to complete the project.  It is anticipated that the Bank will make additional advances totaling approximately $640,000 to fund infrastructure improvements needed to complete this project.  During the second quarter of 2010, a commercial real estate loan relationship (secured by retail space located in Connecticut) of $828,000 was placed on non-accrual status and the Bank has initiated foreclosure proceedings.  The Bank is well collateralized and does not anticipate a loss on this relationship.  In the third quarter of 2010, six commercial real estate loans totaling $1.7 million, five commercial loans totaling $141,000 and four one-to-four family mortgages totaling $820,000 were added to non-accrual.  Six loans totaling $750,000 were charged off or taken into foreclosed real estate or repossessed assets.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,	At December 31,
	2010	2009
	(In thousands)

Special mention assets	$29,639	$43,539
Substandard assets	31,046	16,890
Doubtful assets	198	37
Loss assets	-	-
Total classified assets	$60,883	$60,466

There was a 0.7% increase in the level of classified assets from December 31, 2009 to September 30, 2010 primarily in our commercial loan portfolio.  Assets migrated from special mention to substandard as the Bank identified weaknesses among some loans, leading to their downgrade to substandard.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and loan loss allowances have been established to account for the increased credit risk of these assets.  At September 30, 2010, $14.3 million of classified assets were nonperforming assets.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2010 and 2009.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2010	2009	% Change		2010	2009	% Change
	(Dollars in thousands)
Fees for other services	$381	$155	145.81%		$766	$455	68.35%
Fees for services related to deposit accounts	238	273	(12.82	) %	728	765	(4.84	) %
Income from bank owned life insurance	80	87	(8.05	) %	248	258	(3.88	) %
Income from investment advisory services, net	51	67	(23.88	) %	146	225	(35.11	) %
Gain on investments	-	203	(100.00	) %	11	379	(97.10	) %
Other income	19	27	(29.63	) %	100	83	20.48%
Total	$769	$812	(5.30	) %	$1,999	$2,165	(7.67	) %

Noninterest income decreased $43,000, or 5.3%, for the three months ended September 30, 2010, and decreased $166,000, or 7.7%, in the nine month period, as compared to the same 2009 periods.  The decrease in both periods is primarily due to a lower level of gains realized on the sale of investments in the 2010 periods, combined with decreases in income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance.  These decreases were partially offset by an increase in fees for other services in both periods.  The increase in fees for other services in both periods is largely due to the fees associated with our initiative to increase activity in the secondary mortgage market.

 Noninterest Expense.  The following table summarizes noninterest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2010	2009	% Change		2010	2009	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,136	$1,858	14.96%		$6,332	$5,685	11.38%
Office occupancy	554	542	2.21%		1,733	1,635	5.99%
Computer processing	231	221	4.52%		693	691	0.29%
FDIC insurance premiums	172	151	13.91%		504	776	(35.05	) %
Directors compensation	79	119	(33.61	) %	467	437	6.86%
Advertising	69	96	(28.13	) %	235	281	(16.37	) %
Loss on foreclosed real estate, net	16	7	128.57%		47	15	213.33%
Other expenses	519	489	6.13%		1,538	1,359	13.17%
Total	$3,776	$3,483	8.41%		$11,549	$10,879	6.16%

Noninterest expense increased by $293,000 and by $670,000 for the three and nine months ended September 30, 2010, respectively, over the same 2009 periods.  The increase in the three month period was primarily the result of increases in compensation costs, office occupancy, computer processing, FDIC insurance premiums and loss on foreclosed real estate, partially offset by decreases in directors compensation and advertising over the 2009 periods.  The increase in the nine month period was due to increases in all categories of noninterest expense except FDIC insurance premiums and advertising.  The 2009 period included the accrual for the FDIC one-time special assessment of $250,000.  Additionally, costs associated with the proposed acquisition of Southern Connecticut Bancorp are included in both 2010 and 2009 periods.  Approximately $109,000 and $264,000 is included for the three and nine months ended September 30, 2010, respectively, and approximately $96,000 is included for both the three and nine months ended September 30, 2009.

Income Taxes. Provision for income taxes was $423,000 for the quarter ended September 30, 2010 compared to $311,000 for the quarter ended September 30, 2009, and $859,000 for the nine months ended September 30, 2010 compared to $517,000 for the nine months ended September 30, 2009.  The primary reason for the increase was the write-off of the deferred tax asset of $250,000 related to the expiration of the charitable contribution carry forward.  The contribution was made by the Company in connection with the establishment of the Naugatuck Valley Savings and Loan Foundation.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $24.4 million, including federal funds of $582,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $33.9 million at September 30, 2010.  At September 30, 2010, the Company had the ability to borrow a total of $149.8 million from the Federal Home Loan Bank of Boston, of which $105.8 million in borrowings was outstanding, along with $14.1 million in repurchase agreements.  At September 30, 2010, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at September 30, 2010, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at September 30, 2010.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

	September 30,	December 31,
(In thousands)	2010	2009
Commitments to extend credit:
Loan commitments	$10,631	$10,611
Unused lines of credit	19,448	21,142
Amounts due mortgagors on construction loans	21,795	28,843
Amounts due on commercial loans	18,017	17,899
Commercial letters of credit	4,191	4,332

Certificates of deposit due within one year of September 30, 2010 totaled $169.2 million, or 41.8% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before September 30, 2011.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2010, the Company originated $97.3 million of loans, including renewals, refinances and advances, and purchased $18.3 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $13.7 million and an increase of $23.8 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $23.8 million for the nine months ended September 30, 2010.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net increase in Federal Home Loan Bank advances and repurchase agreements of $886,000 for the nine months ended September 30, 2010.  The increases in deposit accounts and borrowings primarily funded our lending activities and, to a lesser extent, the purchase of investments.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.3 million at September 30, 2010.

The Company is not subject to separate regulatory capital requirements.  At September 30, 2010, the Bank was subject to the regulatory capital requirements of the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at September 30, 2010.

			Naugatuck Valley
	OTS Regulation		Savings and Loan
	Adequately	Well
(Dollars in thousands)	Capitalized	Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$49,435	11.45%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	44,860	10.38%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	44,860	7.76%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	44,860	7.76%

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

For the nine months ended September 30, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at June 30, 2010 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

					Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value				Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change		NPV Ratio	Change
	(Dollars in thousands)

300 bp	$45,374	$(16,320)	(26	) %	8.10%	(2.33	) %
200	53,212	(8,482)	(14	) %	9.29%	(1.14	) %
100	59,541	(2,153)	(3	) %	10.19%	(0.24	) %
50	61,307	(387)	(1	) %	10.42%	(0.01	) %
0	61,694	-	-		10.43%	-
(50)	60,956	(738)	(1	) %	10.27%	(0.16	) %
(100)	59,461	(2,233)	(4	) %	10.01%	(0.42	) %

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s repurchases of its common stock for the quarter ended September 30, 2010.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

July	3,836	$6.00	-	159,676
August	-	$-	-	159,676
September	-	$-	-	159,676

Total	3,836	$6.00	-	159,676

(1)  Included the withholding of 3,836 shares at $6.00 per share subject to restricted stock awards under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – (Removed and Reserved)

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

Exhibits –

2.1	First Amendment to Agreement and Plan of Merger (1)

2.2	Mutual Termination Agreement by and among Naugatuck Valley Financial Corporation, a federal chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc., a Connecticut corporation, dated November 12, 2010 (2)

3.1	Charter of Naugatuck Valley Financial Corporation (3)

3.2	Bylaws of Naugatuck Valley Financial Corporation (4)

4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certifications.
____________________
(1) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 17, 2010.

(2) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 15, 2010.

(3)  Incorporated by reference to the Exhibits to the Company’s Form 10-Q for the three months ended September 30, 2004.

(4)  Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 18, 2007.

(5)  Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: November 15, 2010	by:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)