Form 10-K
period 2010-12-31
Naugatuck Valley Financial Corp
filed 2011-03-14
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was $16,367,411.

The number of shares outstanding of the registrant’s common stock as of March 11, 2011 was 7,018,823, of which, 4,182,407 shares were held by Naugatuck Valley Mutual Holding Company.

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

Market Area

We are headquartered in Naugatuck, Connecticut, which is located in southwestern Connecticut approximately six miles south of Waterbury and 26 miles north of Bridgeport. Connecticut is one of the most attractive banking markets in the United States with a total population of approximately 3.5 million, the highest per capita income of $36,065 in the United States and a median household income of $70,340 as of June 30, 2010, ranking second in the United States and well above the U.S. median household income of $54,442, according to SNL Financial. In addition to our main office, we operate nine branch offices in the greater

Naugatuck Valley market which we consider our market area. The greater Naugatuck Valley market encompasses the communities in the central and lower Naugatuck Valley regions in New Haven County, where our main office and eight of our branch offices are located, and Fairfield County, where one of our branch offices is located. The economy in our market area is primarily oriented to the service, retail, construction, and manufacturing industries. The median household and per capita income in New Haven County trailed slightly the comparable figures for Connecticut as a whole, while the median household and per capita income in Fairfield County exceeded the comparable figures for Connecticut.

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

As a result of the significant growth in our construction loan, commercial real estate and multi-family loan and commercial business loan portfolios in recent years, we instituted, in October 2009, a policy establishing concentration limits for each of these portfolios as a percentage of our total risked-based capital. The following table sets forth these policy limits and our compliance with them at December 31, 2010.

Loan Portfolio	Policy Limit	Percentage at December 31, 2010
Construction	120%	60.8%
Commercial real estate (1)	400%	315.2
Commercial business	110%	68.3

(1)	Includes multi-family loans and land and land development loans.

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We generally offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed- rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate mortgage loans with terms of either 10, 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on either a 15, 20 or 30 year amortization schedule and interest rates and payments on our adjustable-rate mortgage loans adjust annually after either a one, three, five or seven year initial fixed period. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

We do not engage in subprime lending or offer Alt-A loans.

Multi-Family and Commercial Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, offices, retail and other income producing properties, as well as owner-occupied properties used for businesses.

We originate multi-family and commercial real estate loans for terms generally up to 20 years. Interest rates and payments on adjustable-rate loans adjust every one, three, five or ten years. Interest rates on our adjustable rate loans generally are adjusted to a rate typically equal to 2.00% to 2.50% above the one-year, three-year, five-year or ten-year Federal Home Loan Bank classic advance rate. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 80% of the appraised value (since May 2010, 75% for owner-occupied properties and 70% for non-owner occupied properties).

The largest outstanding multi-family or commercial real estate loan at December 31, 2010 was $4.8 million, of which $4.8 million was outstanding. This loan is secured by commercial real estate for future retail development and was performing according to its terms at December 31, 2010.

Our largest commercial real estate loan relationship at December 31, 2010 involved three loans totaling $7.1 million, consisting of one residential mortgage and two commercial real estate loans. These loans were performing according to their original terms at December 31, 2010.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value with a maximum term of 30 years. Our largest residential construction loan at December 31, 2010 was $1.4 million, of which $988,000 was outstanding. This loan was performing according to its terms at December 31, 2010. We also make commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties. These loans provide for payment of interest only during the construction phase and may, in the case of an apartment or commercial building, convert to a permanent mortgage loan or, in the case of a single family subdivision or construction or builder loan, be paid in full with the sale of the property after construction is complete. In the case of a commercial construction loan, the construction period may be from nine months to two years. Loans are generally made to a maximum of 80% of the appraised value as determined by an appraisal of the property made by an independent licensed appraiser. We also require an inspection of the property before disbursement of funds during the term of the construction loan for both residential and commercial construction loans. Our largest commercial construction loan and relationship at December 31, 2010 was $5.4 million, of which $3.1 million was outstanding. This loan is secured by real estate for the construction of single family homes, and was performing according to its terms at December 31, 2010.

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

Commercial Business Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products. These loans are typically secured, primarily by business assets. These loans are originated with maximum loan-to-value ratios of 75% of the value of the business assets. We originate one- to ten-year term loans for the acquisition of equipment or business expansion, lines of credit for seasonal financing needs and demand loans for short term financing needs with specific repayment sources. Commercial business loans are generally written at variable rates which use the prime rate as published in The Wall Street Journal as an index and, depending on the qualifications of the borrower, a zero to 3.0% margin is added. These rates will change when and as the index rate changes without caps. Fixed-rate loans are written at market rates determined at the time the loan is granted and are based on the length of the term and the qualifications of the borrower. Our largest commercial business loan relationship at December 31, 2010 was a loan in the amount of $1.5 million of which $1.4 million was outstanding and performing according to the original terms at December 31, 2010. This is a participation loan secured by business assets, franchise royalties and registered patents.

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

Loan Underwriting Risks.

Adjustable-Rate Loans. Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property. We require an environmental survey for multi-family and commercial real estate loans.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

We consider loan sales as a part of our interest rate risk management efforts. We have the ability to sell longer-term fixed-rate loans in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. We did not sell any loans in the years ended December 31, 2009 and 2008. However, in 2009, we began to pursue a significant initiative to develop a meaningful secondary mortgage operation. We invested in personnel and systems to increase our ability to sell residential mortgages in the secondary market with the goals of increasing fee income and reducing interest rate risk through the sale of conforming long-term fixed-rate residential mortgages. With our systems in place, we have recently hired experienced loan production professionals in order to increase production. Since implementing this initiative, a significant percentage of all one-to four-family residential conforming loans we originate have been sold in the secondary market on a servicing retained basis. Such loans are primarily sold to Freddie Mac. Generally, loans are sold without recourse. We utilize the proceeds from these sales primarily to meet liquidity needs. The volume of loans sold totaled $37.0 million for the year ended December 31, 2010. We intend to continue to originate these types of loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income.

At December 31, 2010, we retained the servicing rights on $41.3 million of loans for others, consisting primarily of fixed-rate mortgage loans sold without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2010, Naugatuck Valley Savings and Loan did not have any loans sold with recourse. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. We occasionally sell participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management.

For one- to four-family loans and owner occupied residential construction loans, two members of the mortgage loan committee, one of which must be a vice president or above, may approve loans up to $417,000 and a majority of the members of the Board loan committee must approve loans over $417,000. For unsecured commercial business loans, a majority of the members of the Board must approve loans over $500,000 and two members of the board of directors loan committee must approve loans over $250,000 and up to $500,000. Unsecured business loans of $250,000 or less must be approved by two members of the officers’ loan committee. Loans of $100,000 or less which are unsecured can be approved by one member of the officers’ loan committee and later presented to the officers’ loan committee for ratification. For secured commercial loans and commercial construction loans, a majority of the members of the Board must approve loans over $1.5 million and two members of the board of directors loan committee must approve loans over $750,000 and up to $1.5 million. Loans of $500,001 to $750,000 secured by real estate, where the loan to value ratio is 80% or less supported by a conforming appraisal, can be approved by the officers’ loan committee. Loans of $500,000 or less secured by real estate where the loan-to-value is 80% or less can be approved by two members of the officers’ loan committee and for $100,000 or less secured by real estate with an 80% loan-to-value one member of the officers’ loan committee can approve with a later ratification by the officers’ loan committee. The board of directors must approve all consumer loans over $200,000. Various bank personnel have been delegated authority to approve smaller commercial loans and consumer loans.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and allowance for loan losses. At December 31, 2010, our regulatory limit on loans to one borrower was $7.8 million. At that date, our largest lending relationship was $7.1 million and consisted of one residential mortgage and two commercial real estate loans all of which were performing according to the original repayment terms.

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

At December 31, 2010, our investment portfolio consisted of U.S. government and agency securities with maturities primarily less than five years, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, collateralized mortgage obligations with stated final maturities of 30 years or less, and preferred money market securities with terms of primarily 91 days or less.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. During 2010, we reduced credit risk by increasing our position in Ginnie Mae mortgage-backed securities which are classified as 0% risk weighted assets. Our board of directors has the overall responsibility for our investment portfolio, including approval of our investment policy and appointment of our Asset/Liability and Investment Committees. The Investment Committee meets regularly and is responsible for approval of investment strategies and monitoring of investment performance. Our Controller, as the designated investment portfolio manager, has the responsibility for the daily investment activities and is authorized to make investment decisions consistent with our investment policy.

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

Subsidiaries

Naugatuck Valley Financial’s sole subsidiary is Naugatuck Valley Savings.

Naugatuck Valley Savings has one subsidiary, Naugatuck Valley Mortgage Servicing Corporation. Established in 1999 under Connecticut law, Naugatuck Valley Mortgage Servicing is a passive investment corporation organized in order to take advantage of certain state tax benefits. Its primary business is to service mortgage loans which we have originated and subsequently transferred to Naugatuck Valley Mortgage Servicing. At December 31, 2010, Naugatuck Valley Mortgage Servicing had $250.2 million in assets.

Personnel

At December 31, 2010, we had 128 full-time employees and 18 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings associations like Naugatuck Valley Savings to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings associations. The transfer will occur over a transition period of up to one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising savings and loan holding companies like Naugatuck Valley Mutual and Naugatuck Valley Financial will be transferred to the Federal Reserve Board. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

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

The Dodd-Frank Act authorizes depository institutions to pay interest on demand deposits effective July 31, 2011. Depending upon competitive responses, that charge could have an adverse impact on Naugatuck Valley Savings’ interest expense.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2010 Naugatuck Valley Savings met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

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

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Naugatuck Valley Savings and Loan received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2010, Naugatuck Valley Savings maintained 86.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Office of the Comptroller of the Currency will assume primary enforcement authority over federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Naugatuck Valley Savings for the year ended December 31, 2010 totaled $137,332. The Office of the Comptroller of the Currency, which will succeed the Office of Thrift Supervision, is similarly funded through assessments on regulated institutions.

Insurance of Deposit Accounts. The deposits of Naugatuck Valley Savings are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to amend its assessment procedures to base assessments on total assets less tangible equity rather than deposits. The Federal Deposit Insurance Corporation has recently issued a proposed rule that, if finalized, would implement the change during the second quarter of 2011. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior unsecured debt issued by institutions and their holding companies during specified periods would be guaranteed by the FDIC through June 30, 2012, or in certain cases, to December 31, 2012. Naugatuck Valley Savings made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Naugatuck Valley Savings and its holding companies opted to participate in the unsecured debt guarantee program. The Dodd-Frank Act extends the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending December 31, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

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

Federal Home Loan Bank System. Naugatuck Valley Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Naugatuck Valley Savings, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Naugatuck Valley Savings was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $6.3 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, as well as general financial results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $44.4 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exception of $10.7 million. Naugatuck Valley Savings complies with the foregoing requirements.

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

As part of the Dodd-Frank Act regulatory restructuring, the responsibilities of the Office of Thrift Supervision as to savings and loan holding companies are being transferred to the Federal Reserve Board. The Federal Reserve Board is the agency that regulates bank holding companies. The transfer will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act subject to a possible six month extension.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Naugatuck Valley Mutual, may generally engage in the following activities: (i) investing in the stock of a bank; (ii) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (iv) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members; and (iii) the wavier would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

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

Financial Reform Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to providing for the elimination of the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for Naugatuck Valley Savings, Naugatuck Valley Financial and Naugatuck Valley Mutual.

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Executive Officers of the Registrant

The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings are:

Name	Position
John C. Roman	President and Chief Executive Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings and Loan

Dominic J. Alegi, Jr.	Executive Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings and Loan

Mark S. Graveline	Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual Holding Company; Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings and Loan

William C. Nimons	Senior Vice President of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings and Loan

Lee R. Schlesinger	Senior Vice President and Chief Financial Officer of Naugatuck Valley Financial, Naugatuck Valley Mutual Holding Company and Naugatuck Valley Savings and Loan

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2010.

Dominic J. Alegi, Jr. has served as Executive Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Executive Vice President of Naugatuck Valley Savings since 1989. Mr. Alegi has served with Naugatuck Valley Savings since 1970. Age 64.

Mark S. Graveline has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual and as Senior Vice President and Chief Lending Officer of Naugatuck Valley Savings since February 2005. Mr. Graveline previously was a Vice President of Banknorth-Connecticut and a Vice President of North American Bank and Trust. Age 54.

William C. Nimons has served as Senior Vice President of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004 and has been Senior Vice President of Naugatuck Valley Savings since 2001. Mr. Nimons previously was the Manager-Network Management of Prudential Real Estate and Relocation, a real estate and relocation firm and was an Executive Vice President at Shelton Savings Bank. Age 64.

Lee R. Schlesinger was appointed Senior Vice President and Chief Financial Officer of Naugatuck Valley Mutual, Naugatuck Valley Financial and Naugatuck Valley Savings in December, 2007. Before then, he served as Vice President and Treasurer of Naugatuck Valley Financial and Naugatuck Valley Mutual since September 2004, and as Vice President and Treasurer of Naugatuck Valley Savings since August 2004. Mr. Schlesinger served as Vice President and Controller of Naugatuck Valley Savings from 2003 to 2004 and as Assistant Vice President and Controller of Naugatuck Valley Savings from 2000 to 2003. Mr. Schlesinger has served with Naugatuck Valley Savings since 1983. Age 50.

ITEM 1A.	RISK FACTORS.

Risks Related to our Business

Our portfolio of loans with a higher risk of loss have increased recently and may increase further as a result of our continued origination of commercial loans.

Recently, we have emphasized and grown our multi-family and commercial real estate and commercial business lending. At December 31, 2010, $195.0 million, or 40.5%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans, increases of 17.3% from $166.3 million at December 31, 2009 and 51.6% from $128.6 million at December 31, 2008. Multi-family and commercial real estate and commercial business loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrower. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers than single-family residential loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our non-performing assets have increased significantly and expose us to increased risk of loss, which may negatively affect our earnings.

Our non-performing assets have increased recently as a result of the recent economic recession. At December 31, 2010, we had total non-performing assets of $18.3 million, or 3.2% of total assets, a $12.2 million increase from December 31, 2009 and a $15.6 million increase from December 31, 2008. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or investments or on real estate owned. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Naugatuck Valley Savings and Loan. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At December 31, 2010, our allowance for loan losses amounted to $6.4 million, or 1.3% of total loans outstanding and 35.7% of nonperforming loans.

The recent economic recession could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment and foreclosure levels, declines in real estate values and an erosion in consumer confidence. A continuation of these or other events that adversely affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our loans are secured by real estate or made to businesses in the Greater Naugatuck Valley. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Our strategy of controlling commercial loan growth may have a negative effect on our earnings.

At December 31, 2010, our construction loan portfolio, commercial real estate and multi-family loan portfolio and commercial business loan portfolio amounted to 75.0%, 313.2% and 62.7%, respectively, of our total risked-based capital at that date. These percentages are within the limits of the loan concentration policy that we have established for these types of higher risk loans. See “Item 1. Business – Lending Activities – General” for further information regarding the policy limits. We intend to maintain our construction loan, commercial real estate and multi-family loan, and commercial business loan portfolios, as a percentage of total risked-based capital, at approximately the same percentage levels as at December 31, 2010. Our regulators may instruct or advise us to reduce these concentration levels even further if they deem it warranted. Commercial loans generally have higher yields than residential mortgage loans because they are considered to have a higher risk of loss. Our controlled growth strategy, or any change in strategy that makes it more stringent, may have a negative effect on our earnings.

The unseasoned nature of our commercial and construction loan portfolio may expose us to increased lending risks.

Our multi-family and commercial real estate, commercial business and construction loan portfolio has increased $136.4 million, or 152.4%, from $89.5 million at December 31, 2006 to $225.9 million at December 31, 2010. Many of our multi-family, commercial real estate, commercial business and construction loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance. At December 31, 2010, we had $23.4 million of commercial and construction loans that have had their terms extended and are still accounted for as performing.

Higher loan losses could require us to increase our allowance for loan losses, which may negatively impact our earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.3% of total loans outstanding and 35.7% of nonperforming loans at December 31, 2010. Our allowance for loan losses at December 31, 2010, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on residential mortgage and commercial real estate loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2010, $219.3 million, or 45.6%, of our loan portfolio consisted of one- to four-family residential mortgage loans, $34.8 million, or 7.2%, of our loan portfolio consisted of home equity loans and $160.2 million, or 33.3% of our loan portfolio consisted of multi-family and commercial real estate. We originate home equity lines of credit with maximum combined loan-to-value ratios of up to 75%. Recent declines in the housing market and the commercial real estate market have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage, home equity and multi-family and commercial real estate loans to be inadequately collateralized which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Concentration of loans in our primary market area may increase risk.

Our success depends primarily on the general economic conditions in the State of Connecticut, as nearly all of our loans are to customers in this market, particularly our local greater Naugatuck Valley market area. Accordingly, the local economic conditions in Connecticut have a significant impact on the ability of our borrowers to repay loans. As such, a decline in real estate valuations in this market would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could negatively affect our financial results.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively effect our earnings.

We generally sell in the secondary market the fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. When interest rates fall, the demand for fixed-rate mortgage loans also tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which currently regulates Naugatuck Valley Savings and Loan, will be merged into the Office of the Comptroller of the Currency, which regulates national banks, effective July 21, 2011. Savings and loan holding companies, including Naugatuck Valley Financial, will be regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as Naugatuck Valley Savings and Loan, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Naugatuck Valley Savings and Loan that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If Naugatuck Valley Financial or Naugatuck Valley Savings and Loan were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on their ability to execute their business plans, as well as their ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in their operations. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” —or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Naugatuck Valley Financial, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and allowances for loan losses, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell. We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis. Changes in the expected cash flows, credit enhancement levels or credit ratings of investment securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than temporary, which would require a charge to earnings to write down the value of these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $247,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, which is the most recent date for which information is available, we held less than 2.0% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We own stock in the Federal Home Loan Bank of Boston, which recently had to suspend its dividend as a result of its financial difficulties.

As a member bank, Naugatuck Valley Savings and Loan is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Naugatuck Valley Savings and Loan’s advances and unused borrowing capacity. This stock is carried at cost and was $6.3 million at December 31, 2010. In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. If the Federal Home Loan Bank is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings. Additionally, for the years ended December 31, 2010 and 2009, Naugatuck Valley Financial did not recognize any dividend income from its investment in Federal Home Loan Bank stock. In February 2011, the Federal Home Loan Bank of Boston re-instituted its dividend, but at a substantially lower rate (0.30% annual yield) than the pre-suspension rate (2.50% annual yield). The failure to recognize dividend income from the Federal Home Loan Bank, or to recognize dividend income at levels significantly below historical levels, will negatively impact our net interest income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2010.

Location	Year Opened/ Acquired	Net Book Value at December 31, 2010	Square Footage	Owned/ Leased	Date of Lease Expiration
		(Dollars in thousands)

Main Office:

333 Church Street Naugatuck, CT 06770	1996	$2,389	23,000	Owned	—

Branches:

1009 New Haven Road Naugatuck, CT 06770	2001	1,179	3,300	Owned	—

127 South Main Street Beacon Falls, CT 06403	1997	261	960	Owned	—

49 Pershing Drive Derby, CT 06418	2003	65	1,950	Leased	2013	(1)

249 West Street (2) Seymour, CT 06483	2002	2,323	9,500	Owned	—

504 Bridgeport Avenue Shelton, CT 06484	2004	393	3,000	Leased	2020	(3)

1699 Highland Avenue, Cheshire, CT 06410	2006	18	3,000	Leased	2016	(4)

450 Heritage Road, Suite 3C Southbury, CT 06488	2008	75	3,000	Leased	2018	(5)

1570 Southford Road (6) Southbury, CT 06488	2006	1,709	4,823	Owned	—

1030 Hamilton Avenue Waterbury, CT 06706	2006	3	1,239	Leased	2011	(7)

Other Properties:

1007 New Haven Road Naugatuck, CT 06770	1974	96	1,725	Leased	2014	(8)

135 South Main Street (9) Beacon Falls, CT 06403	2003	159	N/A	Owned	—

(1)	We have an option to renew this lease for three additional five-year periods.
(2)	This branch occupies 3,500 square feet of this building and 1,465 square feet is utilized as a training facility for Naugatuck Valley Savings and Loan. The building also includes 4,535 square feet of rentable space which is currently leased until 2013. The tenant has an option to renew this lease for three additional five year periods.
(3)	We have an option to renew this lease for five additional five-year periods.
(4)	We have an option to renew this lease for two additional five-year periods.
(5)	We have an option to renew this lease for two additional five-year periods.
(6)	This branch occupies 3,383 square feet of this building. The building also includes 1,440 square feet of space that is currently in the process of being converted into office space to house our expanding secondary market operations.
(7)	We have an option to renew this lease for four additional five-year periods.
(8)	Former branch site. We have an option to renew this lease for two additional ten-year periods. This property has been sublet under a sublease that expires in 2015.
(9)	This property is designated for future parking, additional access and possible future expansions of our Beacon Falls branch.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Naugatuck Valley Financial’s common stock is listed on the Nasdaq Global Market under the trading symbol “NVSL.” The following table sets forth the high and low sales prices of the common stock, as reported on the Nasdaq Global Market, and the dividend declared by Naugatuck Valley Financial during each quarter of 2009 and 2010.

	High	Low	Dividends

Year Ending December 31, 2010:
Fourth Quarter	$6.75	$4.70	$0.03
Third Quarter	6.75	5.00	0.03
Second Quarter	7.10	5.51	0.03
First Quarter	7.00	5.28	0.03

Year Ended December 31, 2009:
Fourth Quarter	$7.42	$4.14	$0.03
Third Quarter	6.30	4.11	0.03
Second Quarter	7.24	5.10	0.03
First Quarter	7.71	4.37	0.05

At March 11, 2011, there were 766 holders of record of Naugatuck Valley Financial common stock.

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

The following table presents information regarding Naugatuck Valley Financial stock repurchases during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	—	—	159,676
November	—	—	—	159,676
December	—	—	—	159,676
Total	—	—	—	159,676

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

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K. The information at December 31, 2008, 2007 and 2006 and for the years ending December 31, 2007 and 2006 are derived in part from our audited consolidated financial statements that do not appear in this Annual Report on Form 10-K. The information presented below does not include the financial condition, results of operations or other data of Naugatuck Valley Mutual Holding Company. For a discussion of the reason for material changes in the financial condition and results of operations at and for the years ended December 31, 2010 and 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(In thousands)	2010	2009	2008	2007	2006

Selected Financial Condition Data:

Total assets	$568,253	$556,955	$535,386	$462,527	$413,855
Securities held-to-maturity	15,334	1,451	—	1,190	2,531
Securities available-for-sale	31,683	37,623	63,844	65,264	67,736
Loans receivable, net	473,521	473,304	431,976	359,831	308,376
Cash and cash equivalents	14,263	12,146	8,247	8,370	7,942
Deposits	405,875	380,931	363,026	321,398	289,198
Borrowed funds	102,842	118,984	119,148	85,107	68,488
Total stockholders’ equity	52,260	50,308	45,589	50,457	51,084

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Selected Operating Data:
Interest and dividend income	$28,538	$28,291	$28,203	$25,030	$20,750
Interest expense	10,279	12,537	13,904	13,174	9,350

Net interest income	18,259	15,754	14,299	11,856	11,400
Provision for loan losses	3,360	1,144	675	151	192

Net interest income after provision for loan losses	14,899	14,610	13,624	11,705	11,208
Noninterest income (loss)	3,288	2,742	(1,048)	2,354	1,948
Noninterest expense	15,907	14,541	13,454	12,422	11,504

Income (loss) before tax provision (benefit)	2,280	2,811	(878)	1,637	1,652
Income tax provision (benefit)	829	818	(566)	217	204

Net income (loss)	$1,451	$1,993	$(312)	$1,420	$1,448

Earnings (loss) per share, basic and diluted	$0.21	$0.29	$(0.05)	$0.20	$0.20

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:
Return (loss) on average assets	0.25%	0.37%	(0.06)%	0.33%	0.38%
Return (loss) on average equity	2.79	4.10	(0.64)	2.77	2.79
Interest rate spread (1)	3.40	3.00	2.88	2.76	3.07
Net interest margin (2)	3.45	3.09	3.02	2.95	3.26
Noninterest expense to average assets	2.79	2.68	2.66	2.86	3.03
Efficiency ratio (3)	73.67	78.43	101.28	87.18	85.93
Dividend payout ratio (4)	23.48	24.25	N/M	45.10	46.51
Average interest-earning assets to average interest-bearing liabilities	102.65	103.77	104.46	105.65	107.18
Average equity to average assets	9.13	8.97	9.71	11.80	13.65

Capital Ratios:
Total capital to risk-weighted assets	11.84%	11.10%	11.09%	12.88%	14.29%
Tier 1 capital to risk-weighted assets	10.59	10.16	10.36	12.22	13.56
Tier 1 capital to adjusted total assets	8.03	7.76	7.58	8.81	9.53
Total equity to total assets	9.20	9.03	8.52	10.91	12.34

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.33%	0.84%	0.66%	0.60%	0.67%
Allowance for loan losses as a percent of nonperforming loans	35.74	66.60	107.13	222.99	103.03
Net charge-offs (recoveries) to average loans outstanding during the period	0.20	—	(0.01)	0.02	—
Nonperforming loans as a percent of total loans	3.73	1.26	0.62	0.27	0.65
Nonperforming assets as a percent of total assets	3.22	1.10	0.50	0.21	0.49

Other Data:
Number of:
Deposit accounts	31,167	30,712	30,721	29,489	27,385
Full service customer service facilities	10	10	10	9	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense (less intangible amortization) divided by the sum of net interest income and noninterest income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. The ratio is not meaningful for the 2008 period due to the net loss for the year. A summary of the dividends declared and paid by Naugatuck Valley Financial and dividends waived by Naugatuck Valley Mutual Holding Company is set forth below:

	For the Year Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Dividends:
Paid to minority shareholders	$341	$483	$668	$640	$673
Waived by Naugatuck Valley Mutual Holding Company	502	711	962	836	836

Total dividend	$843	$1,194	$1,630	$1,476	$1,509

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, in 2009 the FDIC increased its assessment rates and charged a special assessment to increase the balance of the insurance fund.

Other expenses include expenses for insurance, postage, expenses associated with being a public company, expenses related to checking accounts, supervisory examinations and other miscellaneous operating activities.

Our Business Strategy

The following are the key elements of our business strategy:

•

Maintaining capital at “well capitalized” levels. Our policy has always been to protect the safety and soundness of Naugatuck Valley Savings and Loan through conservative credit and operational risk management, balance sheet strength, and safe and sound operations. As a result, our capital ratios are in excess of the “well capitalized” standards set by the Office of Thrift Supervision. Although our asset size has grown significantly since our initial public offering in 2004 we have maintained “well capitalized” levels of regulatory capital through additions to capital from profits as well as through an effective dividend policy that balances capital adequacy with shareholder returns.

•

Improvement of asset quality. Although we have sought to maintain our asset quality at high levels by applying what we consider to be conservative underwriting standards, our non-performing assets increased from $2.7 million, or 0.5% of total assets, at December 31, 2008 to $6.1 million, or 1.1% of total assets, as of December 31, 2009 to $18.3 million, or 3.22 % of total assets, at December 31, 2010. This increase was due to the effects of weakened economic conditions on our borrowers.

Management works closely with the asset quality committee of the board of directors to resolve nonperforming assets in a manner most advantageous to Naugatuck Valley Financial. To address increased problem assets, we have placed more attention and resources on loan workouts and, in certain cases, have modified loans with delinquent borrowers. Loan workouts and modifications are handled either by the collections department (in the case of home mortgages or home equity loans) or by the commercial workout department (in the case of commercial loans). Delinquent or otherwise nonperforming mortgage loan and home equity loan customers are asked to provide updated financial information and the reasons for their inability to pay or comply with the contractual terms of the loans. Once we have received this information, we obtain updated credit reports, appraisals and title searches. We then develop and pursue a workout strategy. One of our loan officers who has significant loan workout experience has been given primary responsibility for problem commercial loan workouts, although the specific modifications are handled by individual officers or by a commercial loan workout officer. We attribute our low level of net-charge-offs to these workout efforts. Net charge-offs were 0.20% of average loans outstanding for the year ended December 31, 2010.

We have tightened underwriting standards by applying more stringent loan-to-value ratio requirements and debt- service coverage ratio requirements. In May 2010 we increased minimum debt-service coverage ratios on owner occupied commercial real estate loans from 1.20x to 1.25x, on non-owner occupied commercial real estate loans from 1.20x to 1.35x and on commercial business lines and loans from 1.20x to 1.35x. In addition, at that time we decreased minimum loan-to-value ratio requirements for owner occupied commercial real estate loans from 80% to 75% and for non-owner occupied commercial real estate loans from 75% to 70%. Furthermore, we are contacting delinquent borrowers earlier on in the delinquency stage in order to increase the probability of successful workout efforts.

In addition, since May 2010 we have been limiting the number of new loans granted to non-customers. We also currently do not consider new loan participations with other financial institutions.

Finally, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans.

•

Expanding secondary mortgage market capabilities. During 2009, we began to pursue a significant initiative to develop a secondary mortgage operation. We invested in personnel and systems to increase our ability to sell residential mortgages in the secondary market with the goals of increasing fee income and reducing interest rate risk through the sale of conforming long-term fixed-rate residential mortgages. With our systems in place, we have recently hired experienced loan production professionals in order to increase production. Since implementing this initiative, a significant percentage of all one-to four-family residential conforming loans we originate have been sold in the secondary market on a servicing retained basis. Such loans are primarily sold to Freddie Mac. To date, all loans sold have been without recourse. We utilize the proceeds from these sales primarily to meet liquidity needs. The volume of loans sold totaled $37.0 million for the year ended December 31, 2010. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income.

•

Maintaining multiple sources of liquidity and focusing on core deposits. During the current period of slow economic growth we recognize the importance of maintaining multiple sources of liquidity. Our primary source of liquidity is local deposits for which we compete aggressively with competitive rates and superior levels of customer service. We also utilize borrowings from both the Federal Home Loan Bank of Boston and our correspondent bank and we are in process of establishing a liquidity line with the Federal Reserve. In addition, we occasionally sell investments to meet liquidity needs. We also have the ability to sell a portion of our residential mortgage portfolio in the secondary market to meet liquidity needs. Our portfolio of fixed-rate residential mortgage loans provides predictable cash flows and is a consistent source of liquidity. Furthermore, we intend to continue to focus on building our deposit base with lower cost core deposits, which we define as all deposits other than “jumbo” certificates of deposit (those with principal balances over $100,000). At December 31, 2010, we had approximately $50.0 million of above market, promotional rate certificates of deposit scheduled to mature between May 1, 2011 and August 31, 2011. These promotions were offered in all of our offices in conjunction with the opening of our Heritage Village branch office. Based upon historical experience, we expect that a substantial portion of these funds will either be rolled into new lower rate certificates of deposit or deposited into money market and other short term deposits. We expect that this will decrease our funding costs.

•

Improving our efficiency ratio. We monitor our efficiency ratio closely and strive to improve it through expense control and increases in noninterest income and in net interest income. For the year ended December 31, 2010, our efficiency ratio was 73.67%, as compared to 78.43% for the year ended December 31, 2009. Our largest non-interest expense is compensation. We work to limit growth of compensation expense by controlling increases in the number of employees to those needed to support our operations and by maximizing the use of technology to increase efficiency. We work to increase non-interest income by charging competitive fees for services related to deposit and loan accounts as well as by earning yield spread premiums on the sale of residential mortgage production in the secondary market. Our wealth management unit also contributes to our noninterest income. We work to increase our net interest income by optimizing loan pricing and though the growth of low cost core deposits.

•

Maintaining a well diversified loan portfolio. Our strategy has been to develop a well-diversified loan portfolio. At December 31, 2006, approximately 28.6% of our loan portfolio were commercial loans, consisting primarily of multi-family and commercial real estate, commercial business and construction loans, and 71.4% were retail loans consisting of residential mortgage, home equity loans and lines of credit and other consumer loans. At December 31, 2010, 46.9% of our loan portfolio were commercial loans, while approximately 53.1% were retail loans. This growth has led to a significant concentration of commercial loans in our loan portfolio, with commercial loans constituting 444.3% of Naugatuck Valley Savings and Loan’s risked-based capital at December 31, 2010.

Although commercial loans have a higher risk of default and loss than owner-occupied single-family residential mortgage loans, commercial loans also tend to have higher yields which provide us with the opportunity for increased income. Commercial loans also have shorter terms to maturity or adjustable interest rates which is beneficial for interest rate risk management. Our efforts to diversify our loan portfolio has produced what we believe to be a diversified loan mix that balances credit risk, interest rate risk and earnings potential. At December 31, 2010, our construction loan portfolio, commercial real estate and multi-family loan portfolio, and commercial business loan portfolio amounted to 60.8%, 315.2% and 68.3% of Naugatuck Valley Savings and Loans’ risked-based capital at that date, respectively. We intend to control our commercial loan growth in order to maintain these percentages at approximately the same levels. See also “Risk Factors—Risks Related to Our Business—Our portfolio of loans with a higher risk of loss have increased recently and may increase further as a result of our continued origination of commercial loans,” and “—Risks Related to Our Business—Our strategy of controlling commercial loan growth may have a negative effect on our earnings.”

•

Managing interest rate risk. We seek to maintain manageable levels of interest rate risk by originating for portfolio adjustable rate commercial loans, by building core deposits which are less susceptible to interest rate changes and by borrowing long-term from the Federal Home Loan Bank of Boston in the prevailing low interest rate environment. We maintain “moderate” interest rate sensitivity as modeled by the Office of Thrift Supervision. In addition, we utilize the services of an independent third party to model our interest rate risk on a quarterly basis.

•

Expanding our franchise and geographical footprint through acquisition opportunities and the opening of additional branch offices. In 2000, our branch network consisted of three locations. During the past ten years we have expanded our franchise by opening seven de novo branches so that we now operate ten full service branch locations in the greater Naugatuck Valley area. Although we currently do not have any specific plans for acquisitions or to open additional branch offices, we intend to continue to pursue such opportunities to expand our franchise and footprint in future years.

•

Growing our business within our current market area. Our officers, employees and directors work as a team to help grow our business by providing superior customer service and offering personalized banking services at competitive prices. Recently, we have appointed Ambassadors at each of our branch offices. Ambassadors are influential members of the communities we serve. Our branch office staff is committed to working with their Ambassadors to build upon existing customer relationships and to attract new ones.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be critical accounting policies: allowance for loan losses, deferred income taxes and fair value of financial instruments.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. We engage an independent review of our commercial loan portfolio annually and adjust our loan ratings based in part upon this review. In addition, our banking regulator as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See notes 3 and 5 of the notes to the Naugatuck Valley Financial financial statements included in this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed periodically as regulatory and business factors change. See notes 3 and 12 of the notes to the financial statements in this Annual Report on Form 10-K.

Fair Value of Financial Instruments. We use fair value measurements to record certain assets at fair value on a recurring basis, primarily related to the carrying amounts for available-for-sale investment securities. Additionally, we may be required to record at fair value other assets, such as foreclosed real estate, on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-down of individual assets. Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect the possible tax ramifications or estimated transaction costs. See notes 3, 4 and 17 of the notes to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K.

Balance Sheet

Loans. Our principal lending activity is the origination of loans secured by real estate primarily located in our market area. We originate real estate loans, secured by one- to four-family residential homes and multi-family and commercial real estate, and construction loans. At December 31, 2010, real estate loans totaled $410.4 million, or 85.3% of total loans, compared to $410.9 million, or 85.4% of total loans, at December 31, 2009. Real estate loans remained stable reflecting growth in our multi-family and commercial real estate portfolio offset by our selling of one-to four-family fixed-rate mortgages in the secondary market.

The largest segment of our real estate loan portfolio is one- to four-family residential loans. At December 31, 2010, these loans totaled $219.3 million and represented 53.4% of real estate loans and 45.6% of total loans, compared to $229.7 million, which represented 55.9% of real estate loans and 47.7% of total loans, at December 31, 2009. One- to four-family residential loans decreased $10.4 million, or 4.5% from December 31, 2009 to December 31, 2010. The decrease in the 2010 period reflects the effects of selling one- to four-family fixed-rate mortgages in the secondary market.

Multi-family and commercial real estate loans are the second largest segment of our real estate loan portfolio. These loans were $160.2 million, which represented 39.0% of real estate loans and 33.3% of total loans, at December 31, 2010 compared to $134.9 million, which represented 32.8% of real estate loans and 28.0% of total loans, at December 31, 2009. Multi-family and commercial real estate loans increased due to the efforts of our business development officers to grow market share and attract new business.

We also originate construction loans secured by residential and commercial real estate. These loans were $30.9 million and represented 7.5% of real estate loans and 6.4% of total loans at December 31, 2010 compared to $46.3 million, which represented 11.3% of real estate loans and 9.6% of total loans, at December 31, 2009. Construction loans decreased primarily due to decreased loan demand by contractors for construction loans, combined with a portion of these loans converting to permanent loans at the end of the construction period.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $34.7 million, or 7.2% of total loans, at December 31, 2010, compared to $31.3 million, or 6.5% of total loans, at December 31, 2009.

We also originate a variety of consumer loans, including second mortgage loans, home equity lines of credit and loans secured by savings accounts and automobiles. Consumer loans totaled $36.2 million, or 7.5% of total loans, at December 31, 2010, compared to $38.9 million, or 8.1% of total loans, at December 31, 2009.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$219,286	45.56%	$229,693	47.74%	$216,201	49.51%
Construction	30,921	6.42	46,298	9.62	50,596	11.59
Multi-family and commercial real estate	160,235	33.29	134,931	28.05	106,028	24.28

Total real estate loans	410,442	85.27	410,922	85.41	372,825	85.38

Commercial business loans	34,742	7.22	31,325	6.51	22,567	5.17
Consumer loans:
Home equity	34,807	7.23	37,276	7.75	39,655	9.08
Savings accounts	956	0.20	1,113	0.23	1,093	0.25
Personal	236	0.05	256	0.05	262	0.06
Automobile	168	0.03	230	0.05	271	0.06

Total consumer loans	36,167	7.51	38,875	8.08	41,281	9.45

Total loans	481,351	100.00%	481,122	100.00%	436,673	100.00%

Less:
Allowance for loan losses	6,393		3,996		2,869
Undisbursed construction loans	1,034		3,336		1,299
Deferred loan origination fees	403		486		529

Loans receivable, net	$473,521		$473,304		$431,976

	At December 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$193,787	53.24%	$179,374	57.27%
Construction	41,041	11.27	30,124	9.62
Multi-family and commercial real estate	70,051	19.25	45,879	14.65

Total real estate loans	304,879	83.76	255,377	81.54

Commercial business loans	16,690	4.59	13,508	4.31
Consumer loans:
Home equity	40,517	11.13	43,220	13.80
Savings accounts	1,272	0.35	634	0.20
Personal	302	0.08	275	0.09
Automobile	327	0.09	186	0.06

Total consumer loans	42,418	11.65	44,315	14.15

Total loans	363,987	100.00%	313,200	100.00%

Less:
Allowance for loan losses	2,163		2,071
Undisbursed construction loans	1,532		2,343
Deferred loan origination fees	461		410

Loans receivable, net	$359,831		$308,376

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans repricing or maturing during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated maturity are reported as due in one year or less.

	At December 31, 2010
(In thousands)	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
One year or less	$53,611	$22,702	$22,916	$99,229
More than one year to five years	113,592	6,320	3,631	123,543
More than five years	243,239	5,720	9,620	258,579

Total	$410,442	$34,742	$36,167	$481,351

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, nonperforming loans and deferred loan fees, net.

	At December 31, 2010 and Due After December 31, 2011
(In thousands)	Fixed-Rates	Floating or Adjustable- Rates	Total
Real estate loans:
One- to four-family	$204,820	$7,826	$212,646
Construction	2,779	—	2,779
Multi-family and commercial	9,995	131,412	141,407
Commercial business loans	7,818	4,221	12,039
Consumer loans	13,145	106	13,251

Total	$238,557	$143,565	$382,122

The following table shows loan origination activity during the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Total loans at beginning of period	$481,122	$436,673	$363,987
Loans originated:
Real estate loans:
One- to four-family	67,131	48,387	41,472
Construction	11,483	24,518	34,459
Multi-family and commercial	29,362	24,547	40,566
Commercial business loans	20,066	21,598	15,597
Consumer loans	13,377	13,726	13,235

Total loans originated	141,419	132,776	145,329
Deduct:
Real estate loan principal repayments	(71,559)	(59,355)	(48,551)
Loan sales	(36,897)	—	—
Other repayments	(32,734)	(28,972)	(24,092)

Net loan activity	229	44,449	72,686

Total loans at end of period	$481,351	$481,122	$436,673

We did not purchase any loans during the periods presented in the table above.

Securities. Our securities portfolio consists primarily of mortgage-backed securities and collateralized mortgage obligations with maturities of 30 years or less, money market preferred obligations, as well as U.S. Government and agency obligations. Securities increased by $7.7 million in the year ended December 31, 2010 due to the purchase of additional mortgage-backed securities during this period offset by the sale of a corporate bond, the maturity of a U.S. Government obligation and principal repayments on mortgage-backed securities. Securities decreased by $24.8 million in the year ended December 31, 2009 primarily due to the sale of our entire municipal bond portfolio, combined with the sale of a portion of our mortgage-backed security portfolio.

All of our mortgage-backed securities and substantially all of our collateralized mortgage obligations were issued either by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2010, our securities portfolio also included a private label collateralized mortgage obligation with a par value of $436,000.

The following table sets forth the amortized costs and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
U.S. Government and agency obligations	$1,022	$1,087	$1,529	$1,583	$1,537	$1,604
Mortgage-backed securities	19,093	19,960	23,561	24,500	42,297	43,030
Collateralized mortgage obligations	2,706	2,676	3,091	3,000	3,339	3,183
Municipal obligations	—	—	—	—	8,888	8,993
Money market preferred obligations	8,200	7,960	8,200	7,880	9,273	6,744
Corporate obligations	—	—	1,000	660	1,000	290

Held-to-maturity securities:
US Government and agency obligations	—	—	—	—	—	—
Mortgage-backed securities	15,334	15,104	1,451	1,475	—	—
Interest-bearing balances	—	—	—	—	—	—

Total	$46,355	$46,787	$38,832	$39,098	$66,334	$63,844

At December 31, 2010, we did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of our total stockholders’ equity at that date.

The following table sets forth the final maturities and weighted average yields of securities at December 31, 2010. Mortgage-backed securities and collateralized mortgage obligations are secured by mortgages and as a result produce monthly principal repayments which are not reflected in the table below. Certain mortgage-backed securities, collateralized mortgage obligations and money market preferred obligations have adjustable interest rates and reprice within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2010, mortgage-backed securities and collateralized mortgage obligations with adjustable rates totaled $8.5 million. The auction markets for the money market preferred obligations listed are not currently active. As a result, the money market preferred obligations are listed below based on their repricing schedule, rather than their expected maturities.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale securities:
U.S. Government and agency obligations	$—	—%	$1,087	4.38%	$—	—%
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Money market preferred obligations	7,960	4.45	1,087	4.38	—	—

Total available-for-sale securities	7,960	4.45	1,087	—	—	—

Held-to-maturity securities:
Mortgage-backed securities	—		—	—	—	—
Total held-to-maturity securities	—		—	—	—	—

Total	$7,960	4.45	$1,087	4.38	$—	—

	More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-sale securities:
U.S. Government and agency obligations	$—	—%	$1,087	4.38%
Mortgage-backed securities	19,960	4.44	19,960	4.44
Collateralized mortgage obligations	2,676	3.89	2,676	3.89
Money market preferred obligations	—		7,960	4.45

Total available-for-sale securities	$22,636	4.37	$31,683	4.39

Held-to-maturity securities:
Mortgage-backed securities	15,104	3.75	15,104	3.75

Total held-to-maturity securities	15,104	3.75	15,104	3.75

Total	$37,740	4.12	$46,787	4.19

Bank Owned Life Insurance. We have purchased life insurance policies on certain key executives to help offset the costs of certain benefits provided to Naugatuck Valley Savings and Loan’s employees. Bank owned life insurance totaled $9.2 million at December 31, 2010. Bank owned life insurance is recorded as an asset at the lower of its cash surrender value or the amount that can be realized. Income earned on bank owned life insurance policies is exempt from income taxes. This program is monitored on an annual basis to ensure that Naugatuck Valley Savings and Loan remains within the established guidelines outlined in the bank regulatory policies. The risks that are reviewed on an ongoing basis are: liquidity risk, transaction/operational risk, tax and insurable interest implications, reputation risk, credit and interest rate risk, price risk and compliance/legal risk.

Deposits. Our primary source of funds is retail deposit accounts held principally by individuals and businesses within our market area. The deposit base is comprised of certificate accounts, regular savings accounts, checking and NOW accounts, money market savings accounts and health savings accounts. At December 31, 2010 and December 31, 2009, we had no brokered deposits. Total deposits increased $24.9 million or 6.5% in the year ended December 31, 2010. During that time period, certificate accounts increased by 3.2%, regular savings accounts increased by 20.9%, checking and NOW accounts increased by 4.5% and money market accounts increased by 4.2%.

The following table sets forth the balances of our deposit products at the date indicated.

	At December 31,
(In thousands)	2010	2009	2008
Certificate accounts	$239,406	$231,905	$235,764
Regular savings accounts	79,682	65,916	48,427
Checking and NOW accounts	59,914	57,319	52,537
Money market savings accounts	26,873	25,791	26,298

Total	$405,875	$380,931	$363,026

The following table indicates the amount of jumbo certificate accounts by time remaining until maturity at December 31, 2010. Jumbo certificate accounts require minimum deposits of $100,000.

Maturity Period	Certificate Accounts
(In thousands)
Three months or less	$11,038
Over three through six months	15,514
Over six through twelve months	36,052
Over twelve months	30,149

Total	$92,753

The following table sets forth the time deposits classified by rates at the dates indicated.

	At December 31,
(In thousands)	2010	2009	2008
0.00 – 0.99%	$55,958	$40,634	$302
1.00 – 1.99%	58,786	52,467	23,824
2.00 – 2.99%	15,366	13,623	42,991
3.00 – 3.99%	31,522	43,968	85,314
4.00 – 4.99%	76,524	78,787	78,579
5.00 – 5.99%	1,250	2,426	4,754

Total	$239,406	$231,905	$235,764

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2010.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 – 0.99%	$48,411	$6,420	$304	$823	$55,958	23.37%
1.00 – 1.99%	49,551	8,245	716	274	58,786	24.56
2.00 – 2.99%	344	2,837	3,851	8,334	15,366	6.42
3.00 – 3.99%	10,176	12,225	1,648	7,473	31,522	13.17
4.00 – 4.99%	55,941	12,099	8,484	—	76,524	31.96
5.00 – 5.99%	44	1,106	100	—	1,250	0.52

Total	$164,467	$42,932	$15,103	$16,904	$239,406	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Beginning balance	$380,931	$363,026	$321,398

Increase before interest credited	17,651	9,435	32,365
Interest credited	7,293	8,470	9,263

Net increase in deposits	24,944	17,905	41,628

Ending balance	$405,875	$380,931	$363,026

Borrowings. We borrow funds from the Federal Home Loan Bank of Boston during periods of low liquidity to match fund increases in our fixed-rate mortgage portfolio and to provide long-term fixed-rate funding with the goal of decreasing our exposure to an increase in interest rates. In addition, we occasionally borrow short-term from correspondent banks to cover temporary cash needs. At December 31, 2010, we had the ability to borrow a total of $3.5 million from a correspondent bank, none of which was borrowed at such date. We also use securities sold under agreements to repurchase as a source of borrowings.

The following table presents certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Maximum amount of advances outstanding at any month end during the period	$112,339	$117,211	$119,628
Average advances outstanding during the period	105,863	104,268	107,182
Weighted average interest rate during the period	2.71%	3.77%	4.31%
Balance outstanding at end of period	$95,905	$112,553	$118,421
Weighted average interest rate at end of period	2.59%	2.91%	3.80%

Stockholders’ Equity. Total stockholders’ equity increased by $2.0 million, or 3.9%, to $52.3 million at December 31, 2010 from $50.3 million at December 31, 2009. Total equity increased by $4.7 million, or 10.3%, to $50.3 million at December 31, 2009 from $45.6 million at December 31, 2008. The increase in stockholders’ equity for the year ended December 31, 2010 was primarily due to net income of $1.5 million for the year, and $558,000 in capital adjustments related to our 2005 Equity Incentive Plan, partially offset by dividends of $317,000 paid to stockholders, a net decrease to the unrealized loss on available-for-sale securities of $304,000 and stock repurchases of $44,000. Our average equity to average assets ratio was 9.13% at December 31, 2010, compared to 8.97% at

December 31, 2009. Repurchased shares in 2010 relate to tax withholding obligations for restricted stock vestings. Repurchased shares are held as treasury stock and will be cancelled upon completion of the conversion.

Comparison of Operating Results for the Years Ended December 31, 2010, 2009 and 2008

Overview.

(Dollars in thousands)	2010	2009	2008
Net income (loss)	$1,451	$1,993	$(312)
Return (loss) on average assets	0.25%	0.37%	(0.06)%
Return (loss) on average equity	2.79%	4.10%	(0.64)%

Net income for the year ended December 31, 2010 decreased $542,000 from net income in 2009. The decrease was primarily due to an increase of $2.2 million in the provision for loan losses and an increase in noninterest expense of $1.4 million, which were partially offset by a $2.5 million increase in net interest income and an increase of $546,000 in noninterest income. Noninterest expense in 2010 included $782,000 of expenses related to the terminated acquisition.

Net income for the year ended December 31, 2009 increased $2.3 million from net income in 2008. The increase was primarily due to the OTTI charge of $3.4 million ($2.2 million after tax) on auction rate pass through certificates with Fannie Mae preferred stock as underlying collateral recorded in 2008. We experienced an increase of $469,000 in the provision for loan losses and an increase in noninterest expense of $1.1 million, which were offset by a $1.5 million increase in net interest income. Excluding the OTTI charge, we experienced an increase in noninterest income of $400,000.

Net Interest Income.

Net interest income for the year ended December 31, 2010, totaled $18.3 million compared to $15.8 million for the year ended December 31, 2009, an increase of $2.5 million, or 15.9%. The increase in net interest income was primarily due to a decrease in interest expense. Interest expense decreased by $2.3 million, or 18.0% during this period, primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 56 basis points in 2010. We experienced an increase in the average balances of deposits of 5.3% for the twelve month period, while the average balances of borrowings increased by 3.9% over the same period. Increases in average balances of deposits were experienced in all categories of deposits.

We also experienced an increase in the average balance of interest earning assets of 3.9%, partially offset by a decrease in the average rate earned on these assets of 16 basis points. The increase in interest earning assets is attributed primarily to an increase in the loan portfolio, partially offset by decreases in the average balances of the investment portfolio over the same period. The average balances in the loan portfolio increased by 6.9% in 2010. The largest increases were in the commercial mortgage portfolio followed by a smaller increase in commercial business loans, partially offset by decreases in the average balances of construction, residential mortgages and consumer loans. The decrease in residential mortgages is due primarily to the sale of new, fixed-rate production through the Bank’s secondary mortgage operation that was significantly expanded in 2010.

Net interest income for the year ended December 31, 2009, totaled $15.8 million compared to $14.3 million for the year ended December 31, 2008, an increase of $1.5 million, or 10.2%. The increase in net interest income was primarily due to a decrease in interest expense. Interest expense decreased by $1.4 million, or 9.8% during this period, primarily due to a decrease in the average rates paid on interest bearing liabilities. The average rates paid on deposits and borrowings decreased by 51 basis points in 2009. We experienced an increase in the average balances of deposits of 9.2% for the twelve month period, while the average balances of borrowings increased by 5.3% over the same period. Increases in average balances of deposits were experienced in all categories, except checking and NOW accounts and money market accounts where there was a small decrease.

We also experienced an increase in the average balance of interest earning assets of 7.5%, partially offset by a decrease in the average rate earned on these assets of 40 basis points. The increase in interest earning assets is attributed primarily to an increase in the loan portfolio, partially offset by decreases in the average balances of the investment portfolio over the same periods. The average balances in the loan portfolio increased by 13.0% in 2009. The largest increases were in the commercial mortgage portfolio followed by the residential mortgage portfolio, due in part to the efforts of our business development officers to grow market share and attract new customers.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends, the total dollar amount of interest expense and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. During 2010, 2009 and 2008, we held tax-exempt municipal securities with average balances of $0, $950,000 and $9.9 million, respectively. During 2010, 2009 and 2008, we also held preferred money market securities with an average balance of $8.2 million, $9.2 million and $11.9 million, respectively, which recognize a dividends received deduction. The yields below do not reflect the tax benefits of these securities.

	At December 31, 2010	Year Ended December 31,
		2010
(Dollars in thousands)	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans	5.47%	$479,093	$26,820	5.60%
Fed Funds sold	0.04	3,251	3	0.09
Investment securities	4.19	41,023	1,715	4.18
Federal Home Loan Bank stock	—	6,252	—	—

Total interest-earning assets	5.33	529,619	28,538	5.39

Noninterest-earning assets	—	40,539	—	—

Total assets		$570,148	$28,538	—

Interest-bearing liabilities:
Certificate accounts	2.68	$238,451	$6,617	2.77
Regular savings accounts and escrow	0.49	75,595	413	0.55
Checking and NOW accounts	0.06	57,282	45	0.08
Money market savings accounts	0.64	26,596	222	0.83

Total interest-bearing deposits	1.73	397,924	7,297	1.83
FHLB advances	2.59	105,863	2,871	2.71
Other borrowings	0.70	12,182	111	0.91

Total interest-bearing liabilities	1.88	515,969	10,279	1.99

Noninterest-bearing liabilities		2,137

Total liabilities		518,106

Stockholders’ equity		52,052

Total liabilities and stockholders’ equity		$570,158

Net interest income			$18,259

Interest rate spread	3.45%			3.40%

Net interest margin				3.45%

Average interest-earning assets to average interest-bearing liabilities				102.65%

	Years Ended December 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:

Loans	$448,131	$25,954	5.79%	$396,524	$24,556	6.19%
Fed Funds sold	5,444	5	0.09	2,391	57	2.38
Investment securities	50,025	2,332	4.66	69,498	3,391	4.88
Federal Home Loan Bank stock	6,252	—	—	5,735	199	3.47

Total interest-earning assets	509,852	28,291	5.55	474,148	28,203	5.95

Noninterest-earning assets	32,484	—		30,910	—

Total assets	$542,336	$28,291		$505,058	—

Interest-bearing liabilities:

Certificate accounts	$237,850	$7,741	3.25	$216,595	$8,297	3.83
Regular savings accounts and escrow	60,825	390	0.64	48,130	288	0.60
Checking and NOW accounts	53,258	45	0.08	53,732	159	0.30
Money market savings accounts	25,790	301	1.17	27,607	527	1.91

Total interest-bearing deposits	377,723	8,477	2.24	346,064	9,271	2.68
FHLB advances	104,268	3,931	3.77	107,182	4,615	4.31
Other borrowings	9,316	129	1.38	654	18	2.75

Total interest-bearing liabilities	491,307	12,537	2.55	453,900	13,904	3.06

Noninterest-bearing liabilities	2,391			2,138

Total liabilities	493,698			456,038

Stockholders’ equity	48,638			49,020

Total liabilities and stockholders’ equity	$542,336			$505,058

Net interest income		$15,754			$14,299

Interest rate spread			3.00%			2.89%

Net interest margin			3.09%			3.02%

Average interest-earning assets to average interest-bearing liabilities			103.77%			104.46%

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

	Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$1,677	$(811)	$866	$2,784	$(1,386)	$1,398
Fed Funds sold	(2)	—	(2)	(211)	159	(52)
Investment securities	(392)	(225)	(617)	(914)	(145)	(1,059)
Federal Home Loan Bank stock	—	—	—	20	(219)	(199)

Total interest income	1,283	(1,036)	247	1,679	(1,591)	88
Interest expense:
Certificate accounts	20	(1,144)	(1,124)	1,044	(1,600)	(556)
Regular savings accounts	59	(36)	23	80	22	102
Checking and NOW accounts	—	—	—	(1)	(113)	(114)
Money market savings accounts	10	(89)	(79)	(33)	(193)	(226)

Total deposit expense	89	(1,269)	(1,180)	1,090	(1,884)	(794)
FHLB advances	61	(1,121)	(1,060)	(123)	(561)	(684)
Other borrowings	161	(179)	(18)	115	(4)	111

Total interest expense	311	(2,569)	(2,258)	1,082	(2,449)	(1,367)

Net interest income	$972	$1,533	$2,505	$597	$858	$1,455

Provision for Loan Losses. During the year ended December 31, 2010, a $3.4 million provision was made to the allowance for loan losses. The provision was related to net loan charge offs totaling $963,000, increased non-performing and classified loans, the change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, as well as adverse economic conditions.

During the years ended December 31, 2009 and 2008, provisions of $1.1 million and $675,000, respectively, were made to the allowance for loan losses. The provision was primarily due to the increased size of the loan portfolio, a change in the mix of the portfolio towards commercial loans which are generally riskier than one-to-four family loans, and general economic conditions.

Noninterest Income. The following table shows the components of noninterest income for 2010, 2009 and 2008.

(In thousands)	2010	2009	2008
Fees for services related to deposit accounts	$970	$1,060	$1,053
Mortgage banking fees	945	20	23
Fees for other services	730	554	506
Income from bank owned life insurance	327	341	315
Income from investment advisory services, net	182	271	299
Gain on investments	11	388	(3,398)
Other income	123	108	154

Total	$3,288	$2,742	$(1,048)

For the year ended December 31, 2010, noninterest income increased to $3.3 million, compared to $2.7 million for 2009. The largest increase in noninterest income was primarily due to income generated from recording a mortgage servicing rights asset, which equaled $364,000 at December 31, 2010, combined with increased fees generated by increased activity in the secondary mortgage market. These increases were partially offset by a lower level of gains realized on the sale of investments, combined with decreases in income from investment advisory services, fees for services related to deposit accounts and income from bank owned life insurance.

For the year ended December 31, 2009, noninterest income increased to $2.7 million, compared to $(1.0) million for 2008. The largest increase in noninterest income was the gain on sale of investments. The 2008 period included the OTTI charge of $3.4 million on auction rate pass through certificates with Fannie Mae preferred stock as underlying collateral.

Noninterest Expense. The following table shows the components of noninterest expense for 2010, 2009 and 2008.

(In thousands)	2010	2009	2008
Compensation, taxes and benefits	$8,379	$7,692	$7,521
Office occupancy	2,348	2,151	2,173
Computer processing	926	916	861
Costs related to terminated merger	782	241	—
Professional fees	461	433	518
FDIC insurance premiums	681	946	132
Directors compensation	565	560	493
Public company expenses	87	78	80
Advertising	344	330	534
Office supplies	211	207	195
Loss on foreclosed real estate, net	107	36	1
Other expenses (1)	1,016	951	946

Total	$15,907	$14,541	$13,454

(1)	Other expenses for all periods include, among other items, insurance, postage and expenses related to checking accounts.

Noninterest expense was $15.9 million for the year ended December 31, 2010, compared to $14.5 million for 2009. The increase was the result of increases in all categories of noninterest expense except FDIC insurance premiums. In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital. This special assessment was paid on September 30, 2009. Additionally, approximately $782,000 of expenses associated with the terminated acquisition of Southern Connecticut Bancorp are included in noninterest expense for 2010 compared to $241,000 for 2009.

Noninterest expense was $14.5 million for the year ended December 31, 2009, compared to $13.5 million for 2008. The increase was primarily the result of increases in FDIC insurance premiums. In the second quarter of 2009, the FDIC announced a special assessment of five basis points on each insured institution’s assets minus Tier-1 capital. This special assessment was paid on September 30, 2009. Additionally, the increases in noninterest expense were due to increased professional fees, primarily as a result of fees related to the acquisition of Southern Connecticut Bancorp, Inc, and increases in compensation costs, primarily as a result of filling two vacant positions. These increases were partially offset by a decrease in advertising expense and office occupancy expenses.

Income Taxes. The effective tax rate for 2010 was 36.4%, compared with 29.1% for 2009. During 2010, the ability to carry forward the unused portion of the deduction relating to our contribution made to our charitable foundation in 2004 expired. See note 12 to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K.

The effective tax rate for 2009 was 29.1%, compared with 23.5% for 2008, excluding the tax benefit recorded for the OTTI charge in the 2008 period. See note 12 to the Naugatuck Valley Financial financial statements in this Annual Report on Form 10-K. During the year ended December 31, 2008, we recorded a tax benefit of $566,000 resulting primarily from the OTTI charge on auction rate pass through certificates with Fannie Mae preferred stock as underlying collateral.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. To address increased problem assets, we have placed our attention and resources on loan workouts. One of our loan officers who has significant loan workout experience has been given primary responsibility for problem commercial loan workouts. We have tightened underwriting standards, including applying more stringent loan to value ratio requirements, and are contacting delinquent borrowers earlier in order to improve our chances of a successful outcome of work-out efforts. In addition, we annually engage an outside loan review firm to perform a thorough review of our loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans.

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

Analysis of Nonperforming and Classified Assets. When a loan becomes more than 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases, the interest previously accrued to income is reversed and the loan is placed on a cash basis. Payments on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer loans to be homogeneous and only evaluate them for impairment separately when they are delinquent or classified. Other loans are evaluated for impairment on an individual basis. At December 31, 2010 and December 31, 2009, 25 and nine loans, respectively, were considered impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans:
One- to four-family	$2,365	$1,352	$1,100	$422	$423
Construction	1,931	1,250	370	—	1,036
Multi-family and commercial real estate	5,136	2,114	1,001	356	352
Commercial business	1,276	452	142	144	142
Consumer	419	358	65	48	57

Total	11,127	5,526	2,678	970	2,010
Troubled debt restructurings (nonaccrual)	6,761	474	—	—	—

Total nonperforming loans	17,888	6,000	2,678	970	2,010
Foreclosed real estate and other repossessed assets	421	140	—	—	—

Total nonperforming assets	$18,309	$6,140	$2,678	$970	$2,010

Total nonperforming loans to total loans	3.73%	1.26%	0.62%	0.27%	0.65%
Total nonperforming loans to total assets	3.15%	1.08%	0.50%	0.21%	0.49%
Total nonperforming assets to total assets	3.22%	1.10%	0.50%	0.21%	0.49%

Other than disclosed in the above table and in the classified assets table below, management believes that there are no other loans at December 31, 2010 and December 31, 2009 that we have serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Interest income that would have been recorded for the years ended December 31, 2010 and 2009 had nonaccruing loans been current according to their original terms amounted to $513,000 and $328,000, respectively. Income related to nonaccrual loans included in interest income for the years ended December 31, 2010 and 2009 amounted to $558,000 and $238,000, respectively.

Troubled debt restructurings occur when we grant borrowers concessions that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions may include, but are not limited to, modifications of the terms of the debt, the transfer of assets or the issuance of an equity interest by the borrower to satisfy all or part of the debt, or the substitution or addition of borrower(s). Generally, we will not return a troubled debt restructuring to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months.

From December 31, 2008 to December 31, 2010, we modified 28 residential mortgage loans, with aggregate outstanding balances of $5.3 million, either by a reduction of the interest rates, an extension of the terms, and/or interest only payments. As of December 31, 2010, we had 28 modified residential mortgage loans, nine of which, aggregating $1.2 million, were 30 days or more past due and the remaining were current.

From December 31, 2008 to December 31, 2010, we modified 29 commercial loans and commercial real estate loans, with aggregate outstanding balances of $24.0 million, either by an extension of the term, reduction of the interest rate, temporary interest only period, and/or changes of the payment schedule to principal and interest. As of December 31, 2010, we had 29 modified commercial loans, two of which, aggregating $806,000, were in foreclosure and the remaining were current.

Nonperforming assets totaled $18.3 million, or 3.22% of total assets, at December 31, 2010, which was an increase of approximately $12.2 million, or 198.2%, from December 31, 2009. Nonaccrual loans accounted for 97.7% of the total nonperforming assets at December 31, 2010. The increase was primarily the result of the placing of seven commercial mortgage relationships totaling $5.3 million, six commercial construction loan relationships totaling $4.3 million, 11 commercial business loans totaling $1.0 million, 13 residential mortgage loans totaling $3.0 million and five consumer loans totaling $507,000 on non-accrual status. Management is working closely with the borrowers to return these loans to accrual status.

Nonperforming assets totaled $6.1 million, or 1.10% of total assets, at December 31, 2009, which was an increase of approximately $3.5 million, or 129.3%, from December 31, 2008. Nonaccrual loans accounted for 97.7% of the total nonperforming assets at December 31, 2009. This increase was primarily due to increases in nonaccrual loans in the commercial real estate and residential mortgage loan portfolios, along with smaller increases in nonaccrual loans in the consumer and commercial business loan portfolios.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2010	2009	2008
Special mention assets	$28,593	$43,539	$30,268
Substandard assets	33,377	16,890	10,274
Doubtful assets	111	37	4
Loss assets	—	—	—

Total classified assets	$62,081	$60,466	$40,546

Special mention assets at December 31, 2010 and December 31, 2009, each included loans in the amount of $503,000 and $70,000, respectively, which were nonaccrual. Special mention assets at December 31, 2008 did not include any nonaccrual loans. Substandard assets at December 31, 2010, December 31, 2009 and December 31, 2008 included nonaccrual loans of $14.8 million, $5.8 million and $2.7 million, respectively. Doubtful assets at December 31, 2010, December 31, 2009 and December 31, 2008 included nonaccrual loans of $111,000, $9,000 and zero, respectively. The increase in loans classified as special mention in the 2010 and 2009 periods was due in part to the timeliness of the borrower’s financial information and general economic conditions.

Delinquencies. The following table provides information about delinquencies in our loan portfolios at the dates indicated.

	At December 31,
	2010		2009		2008
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due	31-60 Days Past Due	61-90 Days Past Due
One- to four-family	$1,745	$18	$2,634	$328	$1,000	$724
Construction	2,707	—	279	531	—	—
Multi-family and commercial real estate	1,686	258	968	2,182	84	—
Commercial business	60	115	373	25	568	7
Consumer loans	470	100	364	162	2	4

Total	$6,668	$491	$4,618	$3,228	$1,654	$735

The increase in delinquencies is attributable primarily to the effects of weakened economic conditions on our borrowers.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for the probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are needed a provision for loan losses is charged against earnings. The recommendations for increases or decreases to the allowance are presented by management to the board of directors on a quarterly basis.

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

At December 31, 2010, our allowance for loan losses represented 1.33% of total gross loans and 35.74% of nonperforming loans compared to 0.84% of total gross loans and 66.6% of nonperforming loans at December 31, 2009. The allowance for loan losses increased $2.4 million from $4.0 million at December 31, 2009 to $6.4 million at December 31, 2010. The increase in the allowance was largely the result of a $3.4 million provision for loan losses made in 2010. This provision was based on the increase in nonperforming and classified loans, the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial real estate loans which are generally riskier than one-to-four family loans. Total nonperforming assets increased from $6.1 million at December 31, 2009, to $18.3 million at December 31, 2010. The increase was primarily in the commercial real estate, one-to-four family and commercial business loan portfolios and in troubled debt restructurings.

At December 31, 2009, our allowance for loan losses represented 0.84% of total gross loans and 66.6% of nonperforming loans compared to 0.66% of total gross loans and 107.13% of nonperforming loans at December 31, 2008. The allowance for loan losses increased $1.1 million from $2.9 million at December 31, 2008 to $4.0 million at December 31, 2009. The increase in the allowance was largely the result of a $1.1 million provision for loan losses made during 2009. This provision was based on the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial real estate loans which are generally riskier than one-to-four family loans. In addition, as discussed above, nonperforming loans and classified loans increased during the 2009 year. Total nonperforming assets increased from $2.7 million at December 31, 2008, to $6.0 million at December 31, 2009. The increase was primarily in the commercial real estate and residential loan portfolios.

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance at beginning of period	$3,996	$2,869	$2,163	$2,071	$1,878
Provision for loan losses	3,360	1,144	675	151	192
Less: Charge offs:
Real estate loans	27	—	—	46	—
Commercial business loans	924	12	—	5	—
Consumer loans	27	6	7	10	2

Total charge-offs	978	18	7	61	2

Plus: Recoveries:
Real estate loans	—	—	38	1	3
Commercial business loans	15	—	—	—	—
Consumer loans	—	1	—	1	—

Total recoveries	15	1	38	2	3

Net charge-offs (recoveries)	963	17	(31)	59	(1)

Allowance at end of period	$6,393	$3,996	$2,869	$2,163	$2,071

Allowance to nonperforming loans	35.74%	66.60%	107.13%	222.99%	103.03%
Allowance to total loans outstanding at the end of the period	1.33%	0.84%	0.66%	0.60%	0.67%
Net charge-offs (recoveries) to average loans outstanding during the period	0.20%	—%	(0.01)%	0.02%	—%

Net charge-offs increased in 2010 due to the charge-off of nine commercial loans ($739,000), one construction loan ($170,000), three residential mortgage loans ($27,000) and four consumer loans ($27,000).

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$1,585	24.79%	45.56%	$1,044	26.13%	47.74%
Construction	600	9.39	6.42	632	15.81	9.62
Multi-family and commercial real estate	2,714	42.45	33.29	1,489	37.26	28.05
Commercial business	884	13.83	7.22	481	12.04	6.51
Consumer loans	610	9.54	7.51	350	8.76	8.08

Total allowance for loan losses	$6,393	100.00%	100.00%	$3,996	100.00%	100.00%

	At December 31,
	2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$762	26.56%	49.51%	$661	30.56%	53.24%
Construction	621	21.65	11.59	473	21.87	11.27
Multi-family and commercial real estate	903	31.47	24.28	495	22.88	19.25
Commercial business	251	8.75	5.17	185	8.55	4.59
Consumer loans	332	11.57	9.45	349	16.14	11.65

Total allowance for loan losses	$2,869	100.00%	100.00%	$2,163	100.00%	100.00%

	2006
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
One- to four-family	$718	34.67%	57.27%
Construction	464	22.40	9.62
Multi-family and commercial real estate	347	16.76	14.65
Commercial business	209	10.09	4.31
Consumer loans	333	16.08	14.15

Total allowance for loan losses	$2,071	100.00%	100.00%

Interest Rate Risk Analysis

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

We also use a third party consultant to perform interest rate sensitivity and net interest income simulation analysis. The net interest income simulation measures the volatility of net interest income as a consequence of different interest rate conditions at a particular point in time. Using a range of assumptions, the simulations provide an estimate of the impact of changes in interest rates on net interest income. The various assumptions used in the model are reviewed on a quarterly basis by the asset/liability committee. Changes to these assumptions can significantly affect the results of the simulation.

The following table, which is based on information that we provided to our third party as of December 31, 2010, presents an approximation of our exposure as a percentage of estimated net interest income for the next 12-month period using interest income simulation. The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment speeds can have a significant impact on the interest income simulation. When interest rates rise, prepayment speeds tend to slow down. When interest rates fall, prepayment speeds tend to increase. We believe that our assumptions included in the simulation are reasonable; however, there can be no guarantee that these prepayment rates will approximate actual future repayment activity. Our third party consultant also performs dynamic modeling. This type of modeling employs a further set of assumptions attempting to simulate scenarios that are more likely than an immediate and sustained shock of 100 to 300 basis points and include the business planning strategies. The change in rates are assumed to occur immediately.

Basic Point (“bp) Changes in Rates	At December 31, 2010 Percentage Change in Estimated Net Interest Income Over 12 Months
+300 bp	-7.25%
+200	-4.19
+100	-2.09
0	—
-100	1.16

Net Portfolio Value Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in net portfolio value of Naugatuck Valley Savings at December 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300 bp	$40,012	$(20,953)	(34)%	7.19%	(3.13)%
200	48,446	(12,519)	(21)	8.51	(1.81)
100	56,076	(4,889)	(8)	9.65	(0.67)
50	58,988	(1,977)	(3)	10.06	(0.26)
0	60,965	—	—	10.32	—
-50	61,850	885	1	10.42	0.10
-100	62,552	1,587	3	10.50	0.18

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

Liquidity Management

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled approximately $14.3 million, including federal funds of $2.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $31.7 million. At December 31, 2010, we had the ability to borrow a total of $149.2 million from the Federal Home Loan Bank of Boston, of which $95.9 million was outstanding, along with $6.9 million in repurchase agreements. At December 31, 2010, we had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston. We had no overnight advances outstanding with the Federal Home Loan Bank of Boston on this date. In addition, at December 31, 2010, we had the ability to borrow $3.5 million from a correspondent bank, none of which was outstanding at that date.

At December 31, 2010, we had $19.6 million in unused line availability on home equity lines of credit, $19.8 million in unadvanced commercial lines, $2.6 million in mortgage commitments, $4.9 million in commercial mortgage loan commitments, $17.9 million in unadvanced construction mortgage commitments, $4.2 million in letters of credit, $4.8 in commercial business loan commitments and $108,000 in overdraft line of credit availability.

Certificates of deposit due within one year of December 31, 2010 totaled $164.5 million, or 40.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Operating lease obligations (1)	$2,037	$315	$559	$489	$674
FHLB advances and other borrowings (2)	102,842	38,566	46,888	16,316	1,072

Total	$104,879	$38,881	$47,447	$16,805	$1,746

(1)	Represents lease obligations for five of Naugatuck Valley Savings and Loan’s branch offices and one former branch site which is subleased to another tenant.
(2)	Represents principal amounts due.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009
Investing activities:
Loan originations	$141,419	$132,776
Other decreases in loans	138,014	90,206
Security purchases	23,941	1,566
Security sales	7,775	19,374
Security maturities, calls and principal repayments	7,548	10,022
Financing activities:
Increases in deposits	24,943	17,905
Net (decrease) increase in FHLB advances	(16,648)	(5,868)
Increase (decrease) in other borrowings	506	4,363
Purchase of treasury stock	44	25

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Annual Report on Form 10-K. In addition, due in part to its sufficient capital level, Naugatuck Valley Financial did not participate in the U.S. Government-sponsored Troubled Asset Relief Program (“TARP”).

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans, commercial letters of credit and commitments to sell loans. See note 16 of the notes to the financial statements in this Annual Report on Form 10-K.

For the years ended December 31, 2010 and 2009, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in note 3 to the consolidated financial statements for Naugatuck Valley Financial included in this Annual Report on Form 10-K.

Effect of Inflation and Changing Prices

We have prepared the financial statements and related financial data presented in this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Directors with Terms Ending in 2011:

Carlos S. Batista is Vice President of Sales and Business Development for Water and Waste Water Automation Solutions, a business unit of PWS/Power & Water Solutions, a Division of Emerson Process Management. Age 61. Director since 1999. Chairman of the Board since 2009. Mr. Batista is currently Chairman of the Audit Committee.

Mr. Batista holds a Bachelors Degree in Electrical and Electronics Engineering and a Masters in Business Administration from the University of New Haven. He is a member of the Alpha Sigma Lambda National Honor Society at the University of New Haven. He has extensive experience in Systems Contracting, Marketing and Sales Engineering, gained throughout his long history of experiences and various company wide positions in the industry. Through customer relationship management he has been a major contributor to the development and expansion of products, systems and solutions in water and wastewater treatment for RAS-Bristol/Emerson. His management experience in a regulated industry has exposed Mr. Batista to many of the issues facing public companies today, particularly regulated entities, making Mr. Batista a valued component of a well rounded Board. Based on his experiences, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Batista should serve as a director.

John C. Roman has served as President and Chief Executive Officer of Naugatuck Valley Financial and Naugatuck Valley Mutual Holding Company since 2004 and has been President and Chief Executive Officer of Naugatuck Valley Savings since September 1999. Mr. Roman previously was the Vice President and Chief Lending Officer of Naugatuck Valley Savings. Age 57. Director since 1999.

Since assuming the role of President and Chief Executive Office of Naugatuck Valley Savings in 1999, Mr. Roman has successfully completed a mutual to stock conversion and navigated the issues facing public companies within the banking sector. Mr. Roman’s knowledge of all aspects of the business and its history, combined with his drive for responsible growth and excellence, position him well to continue to serve as our President and Chief Executive Officer and as a Board member. Based on his experiences, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Roman should serve as a director.

Camilo P. Vieira is a consultant with, and previously served as the President of, CM Property Management, a property management firm. Mr. Vieira previously served with IBM Corp. as a project and financial manager for over 30 years. Age 67. Director since 2002.

Through his experience at IBM, Mr. Vieira brings substantial financial expertise, while his real estate management provides further experience in matters directly related to the business of the Company. Mr. Vieira’s varied experience in both real estate management and project management and finance is an integral part of the board’s composition. Based on his experiences, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Vieira should serve as a director.

Directors with Terms Ending in 2012:

Richard M. Famiglietti has been the owner of CM Property Management, a property management firm, since 2002. Previously, Mr. Famiglietti was a Vice President of sales for Naugatuck Glass Company, a glass fabricator. Age 63. Director since 2000.

Mr. Famiglietti’s experience as owner of a property management company provides the Board with critical experience in real estate matters, as well as, experience as a small business owner. In addition, Mr. Famiglietti brings substantial management experience and expertise in sales and marketing, specifically within the region in which the Company conducts its business, through his experience as Vice President of sales for Naugatuck Glass Company. Based on his experience, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Famiglietti should serve as a director.

Frederick A. Dlugokecki is an attorney and has maintained a private practice in Naugatuck, Connecticut focusing on real estate, bankruptcy, estate planning and business and tax issues since 1990. Mr. Dlugokecki graduated with high honors from The Catholic University of America, School of Law, and from the University of Connecticut, School of Business, magna cum laude, with Distinction in Finance. Age 54. Director since 2009.

Mr. Dlugokecki was previously employed in Washington, D.C., with The United States Department of Justice, Tax Division and the General Counsel’s Office of The Federal Deposit Insurance Corporation. In Philadelphia, PA, he was employed with the law firms of Duane, Morris, LLP and Saul, Ewing, LLP. Mr. Dlugokecki went on to hold the position of General Counsel with Hansen Properties of Ambler, PA. Mr. Dlugokecki has taught law classes at various universities, including Post University and Temple University Law School.

Mr. Dlugokecki’s experience and professional focus as an attorney correlates positively to the business and operational issues of Naugatuck Valley Savings. As an active legal practitioner in the local area, Mr. Dlugokecki also offers the Board valuable insight into the local business community. Based on his experience, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Dlugokecki should serve as a director.

Directors with Terms Ending in 2013:

James A. Mengacci has been the owner of the Mengacci Agency, Inc. since 1999. The Mengacci Agency provides consultative services to funeral service professionals, insurance funding options for pre-paid funeral contracts and tailored individual and group final expense plans. Mr. Mengacci previously was the Secretary and Treasurer of Fitzgerald Funeral Home, Inc. Age 52. Director since 1988.

Through his experiences an independent business owner and as a treasurer of a local business, Mr. Mengacci brings substantial management experience and tenure to the Board and can offer the Board a unique perspective on the issues it faces. Based on his experience, qualifications, attributes and skills set forth above, the board of directors determined that Mr. Mengacci should serve as a director.

Jane H. Walsh served as Senior Vice President of Naugatuck Valley Savings, Naugatuck Valley Financial and Naugatuck Valley Mutual Holding Company before her retirement in August 2007. Ms. Walsh has served with Naugatuck Valley Savings and Loan for over 31 years. Age 67. Director since 2001.

As a result of Ms. Walsh’ tenure with Naugatuck Valley Savings and Loan as Senior Vice President of Operations, she affords the Board the opportunity to utilize her deep knowledge of and insight into the institution, its market areas and operational risks. Based on her experience, qualifications, attributes and skills set forth above, the board of directors determined that Ms. Walsh should serve as a director.

Executive Officers

For information relating to officers of Naugatuck Valley Financial, the section captioned Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires Naugatuck Valley Financial’s executive officers and directors, and persons who own more than 10% of any registered class of Naugatuck Valley Financial’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange

Commission. These individuals are required by regulation to furnish Naugatuck Valley Financial with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to Naugatuck Valley Financial from the individuals required to file the reports, Naugatuck Valley Financial believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2010.

Disclosure of Code of Ethics

Naugatuck Valley Financial has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. A copy of the Code of Ethics and Business Conduct can be found as an exhibit to this Annual Report on Form 10-K.

Corporate Governance

Audit Committee. The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. This committee meets periodically with the independent registered public accountants and management to review accounting, auditing, internal control structure and financial reporting matters. Each member of the committee, through past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background, possesses “financial sophistication,” even though Nasdaq Stock Market rules require only that at least one member possess such qualification. Since Michael Plude’s term expired at the 2010 annual meeting, the Company currently does not have a director who qualifies as an “audit committee financial expert” under federal securities laws. The Company is actively engaged in recruiting a “financial expert” to appoint to the Audit Committee.

2010 Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of Naugatuck Valley Financial during the 2010 fiscal year.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	All Other Compensation	Total ($)
Carlos S. Batista	$88,800	$—	$—	$2,099	$90,899
Frederick A. Dlugokecki	68,000	—	—	—	68,000
Richard M. Famiglietti	56,800	—	—	3,133	59,933
James A. Mengacci	64,400	—	—	1,465	65,865
Michael S. Plude (3)	25,500	—	—	454	25,954
Camilo P. Vieira	49,900	—	—	1,465	51,365
Jane H. Walsh	51,900	—	—	3,133	55,033

(1)	Includes fees earned for service with Naugatuck Valley Savings, Naugatuck Valley Financial and Naugatuck Valley Mutual Holding Company. Also includes $10,000 supplemental payment credited under the Deferred Compensation Plan for Directors for Messrs. Batista, Famiglietti, Mengacci, Plude and Vieira and Ms. Walsh.
(2)	The aggregate number of options held by each non-employee director at fiscal year end was 18,630, except for Ms. Walsh, who held 22,000 options at fiscal year end.
(3)	Mr. Plude’s term as director expired at our 2010 annual meeting of stockholders.

Cash Retainer and Meeting Fees for Non-Employee Directors. Naugatuck Valley Savings maintains a standard compensation arrangement for its non-employee directors and committee members that is comprised of annual retainers for board service, board meeting attendance and committee meeting attendance. For the fiscal 2010 year, directors were paid $7,500 ($11,500 for Chairman) in an annual retainer for board service, $500 per board meeting attended (regular or special) and $400 per committee meeting attended. The Chairman of the Board also received $400 per month as Asset/Liability Committee liaison.

Non-employee directors of Naugatuck Valley Financial receive $500 quarterly retainers, and audit committee members receive $400 per audit committee meeting attended. Non-employee directors of Naugatuck Valley Mutual Holding Company receive a $500 annual retainer.

Deferred Compensation Plan. Naugatuck Valley Financial and Naugatuck Valley Savings and Loan sponsor a deferred compensation plan for directors. All non-employee directors participate in the deferred compensation plan except for Mr. Dlugokecki. Benefits under the plan consist of amounts previously deferred under a predecessor plan and current deferrals of board remuneration that would have otherwise been payable in cash. The plan also provides for a $10,000 annual payment to each active director, which the director may elect to defer under the plan. In addition, the deferred compensation plan provides supplemental benefits in the event of a change in control or upon a director’s death (before age 70), termination of service due to disability (before age 70) or the removal or failure to reelect a participating director for reasons other than cause (as such term is defined in the plan). The benefit payable upon death or due to the director’s termination as a result of his removal or failure to be re-elected (other than for cause) decreases by $10,000 each year while the director remains in service. The following table outlines the Company-provided benefits to which our current directors would have been entitled under the deferred compensation plan as of December 31, 2010:

Name	Death Benefit/ Removal or Failure to Reelect for Reasons Other than Cause	Disability	Change in Control
Carlos S. Batista	$110,000	$150,000	$300,000
Frederick A. Dlugokecki	—	—	—
Richard M. Famiglietti	110,000	150,000	300,000
James A. Mengacci	210,000	250,000	500,000
Jane H. Walsh	40,000	70,000	140,000
Camilo P. Vieira	110,000	150,000	300,000

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table provides information concerning total compensation earned or paid to Naugatuck Valley Financial’s principal executive officer and the two other most highly compensated executives. These three officers are referred to as the “named executive officers” in this document.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	All Other Compensation(2)	Total
John C. Roman President and Chief Executive Officer	2010	$179,293	$10,592	$—	$—	$33,681	$223,566
	2009	179,203	—	—	—	31,538	217,741

Dominic J. Alegi, Jr Executive Vice President	2010	113,896	6,316	—	—	11,727	131,939
	2009	115,386	—	—	—	11,376	161,762

Mark S. Graveline Senior Vice President	2010	150,300	4,909	—	—	11,512	166,721
	2009	142,559	—	—	—	12,332	154,891

(1)	There were 51 pay periods in 2010 as opposed to 53 in 2009. Salary for Mr. Graveline in 2010 includes $6,880 in payments under a deposit incentive program.
(2)	For Mr. Roman, 2010 amount includes, but is not limited to, allocations under the employee stock ownership plan, perquisites and personal benefits for automobile usage, automobile repairs and gas expenses.

Employment Agreements. The Bank, the Company and Mr. Roman have entered into an employment agreement with a two-year term. The Boards of Directors may extend the term of the agreement for an additional year as of each anniversary of the effective date of the agreement. The Board of Directors last reviewed the employment agreement in October, 2010. At that time, the Boards of Directors extended the term of the agreement to November 20, 2012. The Boards of Directors review Mr. Roman’s base salary, currently $188,194, annually pursuant to the terms of the agreement. In addition to establishing a base salary for Mr. Roman, the agreement provides for, among other things, Mr. Roman’s participation in certain benefit plans, including stock-based benefit plans.

The employment agreement restricts Mr. Roman’s right to compete against the Bank for a period of one year following termination of his employment for good reason or other than for cause (as defined in the agreement). However, this provision does not apply if the Company and the Bank have not renewed the term of Mr. Roman’s employment agreement and his employment terminates at a time when the remaining term of the agreement is one year or less.

See “Other Potential Post-Termination Benefits” for a discussion of the benefits and payments Mr. Roman may receive under his employment agreement upon his retirement or termination of employment.

Naugatuck Valley Savings has entered into change in control agreements with Messrs. Alegi and Graveline. Naugatuck Valley Financial acts as a guarantor with respect to any payments due under the agreements. The agreements have a three year term and each year the Board of Directors of Naugatuck Valley Savings may extend the agreements for an additional year. The current terms of the agreements expire on November 20, 2013. Following the offering, we will enter into new change in control agreements with Messrs. Alegi and Graveline to reflect the changes in our corporate structure. See “Other Potential Post-Termination Benefits” for a discussion of the payments and benefits Messrs. Alegi and Graveline may receive in connection with a change in control.

The 2010 Valley Incentive Plan. The Valley Incentive Plan is intended to provide a cash compensation program that is competitive in level and form, to reward officers at the level of assistant vice president and above for achieving budgeted profits and for outstanding performance in furthering the goals of Naugatuck Valley Financial and its affiliates. If a participant is hired as an assistant vice president or promoted to an assistant vice president during a plan year the participant will receive a pro-rata share of the annual award (i.e. 1st Quarter – 75%, 2nd Quarter – 50%, 3rd Quarter – 25% and 4th Quarter – 0%). Participants have to be employed on December 31st to be eligible to receive an award and investment executives who participate in a commission plan are not eligible to participate in the Valley Incentive Plan.

The Valley Incentive Plan is administered by Naugatuck Valley Savings and Loan’s board of directors. Awards are determined based on Naugatuck Valley Financial’s net income after taxes (“NIAT”) and individual performance measures which are specific to each participant’s position and responsibilities with Naugatuck Valley Savings and Loan. 75% of a participant’s award depends upon the achievement of the targeted NIAT and 25% is based on individual performance goals. Participants are assigned an individual award target which, with salary, is intended to provide a competitive cash compensation level. This target is expressed as a percentage of salary as of the last day of the applicable Plan year. NIAT may be adjusted at the board’s discretion for unbudgeted acquisition expenses, additions to loan loss allowances and gains or losses on sales of investments. The board of directors revised the Valley Incentive Plan for the 2010 fiscal year to provide that no payments will be made if NIAT is less than $2.0 million.

Valley Incentive Plan payouts for any given plan year will be determined as of the end of each fiscal year and distributed in the pay period following the January board meeting. If a plan participant terminates employment with Naugatuck Valley Savings because of death or disability, the award will be pro-rated. If a participant is involuntarily terminated by Naugatuck Valley Savings, the board will determine the award, if any, under the Valley Incentive Plan. The Board of Directors approved disbursements for 2010 in accordance with the Valley Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

John C. Roman	37,000	—		$11.10	7/26/2015	—		$—

Dominic J. Alegi, Jr.	22,000	—		11.10	7/26/2015	—		—

Mark S. Graveline	8,000	—		11.10	7/26/2015	—		—

	400	600	(2)	11.10	7/26/2018	600	(2)	4,050

(1)	Based upon Naugatuck Valley Financial’s closing stock price of $6.75 on December 31, 2010.
(2)	Unexercisable stock options and restricted stock awards vest in three equal annual installments on July 26, 2011, 2012 and 2013.

Pension Benefits

Naugatuck Valley Savings participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Retirement Plan”) to provide retirement benefits for eligible employees. However, the accrual of benefits under the Retirement Plan was frozen as of September 1, 2005.

Other Potential Post-Termination Benefits

Payments Made Upon Termination for Cause. Mr. Roman’s employment agreement contains a narrow definition of cause for which we may terminate Mr. Roman’s employment. If we terminate Mr. Roman’s employment for cause, he will receive his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which we provide those benefits.

Payments Made Upon Voluntary Termination and Termination without Cause or for Good Reason. If we terminate Mr. Roman’s employment for reasons other than cause, or if he terminates his employment voluntarily under certain circumstances that constitute “good reason,” as defined in the employment agreement, we will pay Mr. Roman a lump sum cash payment equal to his base salary for the remaining term of the employment agreement, as well as the value of benefits he would have received under tax-qualified and non-tax-qualified benefit plans for the remaining term of the agreement, based on the amounts received under those arrangements during the 12 months preceding his termination. Mr. Roman is also entitled to continued medical, dental, life and disability insurance coverage for the remaining term of the agreement.

If Mr. Roman voluntarily terminates his employment under circumstances that would not constitute good reason, he will receive only his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which we provide those benefits.

Payments Made Upon Disability. If Mr. Roman becomes disabled, he will receive monthly disability pay equal to 75% of his base salary for a period ending on the earliest to occur of: (1) his return to full-time employment with Naugatuck Valley Savings; (2) his death; or (3) the attainment of age 65. We will also provide Mr. Roman (and his covered dependents) continued medical, dental and life insurance coverage for the applicable disability period. Disability benefits under the employment agreement are reduced by payments made to Mr. Roman under any other company or bank-sponsored disability program.

Messrs. Roman, Alegi and Graveline are participants in the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan provides that upon termination due to disability, outstanding stock options and restricted stock awards automatically vest and become exercisable and, in the case of options, remain exercisable until the later of one year from the date of disability or the expiration date of the stock options.

Payments Made Upon Death. Upon Mr. Roman’s death, his employment agreement terminates and his estate receives only unpaid compensation through the last day of the month of his death.

Naugatuck Valley Savings has entered into death benefit agreements with Messrs. Roman and Alegi. Under Mr. Roman’s agreement, Mr. Roman’s beneficiary becomes entitled to a single lump sum payment of $193,000 upon Mr. Roman’s death while still an employee of Naugatuck Valley Savings, or $25,000 upon Mr. Roman’s death at any other time. Under the agreement with Mr. Alegi, the executive’s beneficiary becomes entitled to a single lump sum payment of $25,000 upon his death at any time. In addition, under separate bank owned life insurance, the beneficiaries of Messrs. Roman, Alegi and Graveline become entitled to an additional lump sum payment of $25,000 upon the executive’s death at any time.

The Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan provides that upon death, outstanding stock options and restricted stock awards automatically vest and become exercisable and, in the case of options, remain exercisable until the later of one year from the date of death or the expiration date of the stock options.

Payments Made Upon a Change in Control. Under Mr. Roman’s employment agreement, if he is involuntarily or constructively terminated within three years of a change in control, as defined in the employment agreement, we (or our successor) will pay him a severance payment equal to three times his average annual compensation (as defined in the employment agreement) over the five preceding calendar years, as well as provide him with continued medical, dental, life insurance and disability insurance for three years following termination of employment.

Under the change in control agreements, if Naugatuck Valley Savings (or our successor) terminates the executive’s employment for any reason other than cause (as defined in the agreements) or if the executive terminates his employment for “good reason,” in either case within three years of a change in control (as defined in the agreements), Naugatuck Valley Savings (or our successor) will pay the executive a lump sum cash payment equal to three times his average annual taxable income for the fix taxable years ending with the year before the year in which the change in control occurs. In addition, we will continue health and welfare insurance coverage for the executive for 36 months. Under the agreements, the executives generally have the ability to terminate their employment for “good reason” if (i) we assign them duties inconsistent with their positions, (ii) we materially reduce their base salaries, (iii) we relocate their office more than 25 miles, (iv) we take action that materially adversely affects their overall compensation and benefits package (unless the changes are non-discriminatory and affect substantially all employees), (v) our successor does not agree to assume the obligations under the change in control agreements.

Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the individual’s “base amount” (defined as average annual taxable compensation over the five preceding taxable years) constitute “excess parachute payments.” Section 4999 of the Code imposes an excise tax on certain individuals who receive excess parachute payments. Section 280G of the Code limits the deductibility to the employer of those same payments. The employment agreement and change in control agreements provide that, if necessary, the payments under the agreements will be reduced so that none of the payments constitute excess parachute payments.

The Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan provides that, in the event of a change in control of Naugatuck Valley Financial or Naugatuck Valley Savings, outstanding stock options and stock awards automatically vest and become exercisable and, in the case of options, if the executive’s employment is involuntarily or constructively terminated remain exercisable for the remaining term of the option.

2005 Equity Incentive Plan

The Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders in May 2005. The 2005 Equity Incentive Plan authorized the granting of up to 372,614 stock options and 149,045 shares of restricted stock. The purpose of the 2005 Equity Incentive Plan is to promote Naugatuck Valley Financial’s success by linking the personal interests of its employees, officers and directors to those of Naugatuck Valley Financial’s stockholders, and by providing participants with an incentive for outstanding performance. The 2005 Equity Incentive Plan is further intended to provide flexibility to Naugatuck Valley Financial in its ability to motivate, attract, and retain the services of employees, officers and directors upon whose judgment, interest, and special effort the successful conduct of Naugatuck Valley Financial’s operation is largely dependent. The 2005 Equity Incentive Plan is administered by the Compensation Committee of Naugatuck Valley Financial’s board of directors, which has the authority to determine the eligible directors or employees to whom awards are to be granted, the number of awards to be granted, the vesting of the awards and the conditions and limitations of the awards.

As of December 31, 2010, options for 326,300 shares were outstanding and options for 46,074 shares remained available for future awards under the plan. Of the options granted under the plan, 240 have been exercised. As of December 31, 2010, 145,722 shares of restricted stock had been granted and 3,323 shares remained available for future awards under the plan.

The 2005 Equity Incentive Plan provides that in the event any merger, consolidation, share exchange or other similar corporate transaction affects the shares of Naugatuck Valley Financial in such a manner that an adjustment is required to preserve the benefits available under the plan, the committee administering the plan has the authority to adjust the number of shares which may be granted, the number of shares subject to restricted stock awards or outstanding stock options, and the exercise price of any stock option grant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

The following table provides information as of March 7, 2011 about the persons and entities known to Naugatuck Valley Financial to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
Naugatuck Valley Mutual Holding Company (2) 333 Church Street Naugatuck, Connecticut 06770	4,182,407	59.6%

(1)	Based on 7,018,823 shares of the Company’s common stock outstanding and entitled to vote as of March 7, 2011.
(2)	The members of the board of directors of Naugatuck Valley Financial and Naugatuck Valley Savings also constitute the board of directors of Naugatuck Valley Mutual Holding Company.

The following table provides information as of March 7, 2011 about the shares of Naugatuck Valley Financial common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table, executives who and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name	Number of Shares Owned (1)(2)		Number of Shares That May Be Acquired within 60 Days of Exercising Options	Total	Percent of Common Stock Outstanding (3)
Directors:
Carlos S. Batista	24,066	(4)	18,630	42,696	*
Frederick A. Dlugokecki	—		—	—	*
Richard M. Famiglietti	14,834		18,630	33,464	*
James A. Mengacci	13,658	(5)	18,630	32,288	*
John C. Roman	36,184		37,000	73,184	*
Camilo P. Vieira	8,907	(6)	18,630	27,537	*
Jane H. Walsh	22,391		22,000	44,391	*

Executive Officers Who Are Not Directors:
Dominic J. Alegi, Jr.	25,625	(7)	22,000	47,625	*
Mark S. Graveline	6,792		8,400	15,192	*
William C. Nimons	39,527	(8)	18,000	57,527	*
Lee R. Schlesinger	15,276		10,200	25,476	*
All directors and executive officers as a group (11 persons)	207,260		158,820	366,080	5.1%

*	Less than 1.0%.
(1)	Includes shares of unvested restricted stock held in trust as part of the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan with respect to which individuals have voting but not investment power as follows: Mr. Graveline—600 shares and Mr. Schlesinger—1,200 shares.
(2)	Includes shares allocated to the accounts of individuals under the Bank’s ESOP with respect to which individuals have voting but not investment power as follows: Mr. Alegi—3,409 shares, Mr. Graveline—2,274 shares, Mr. Nimons—3,080 shares, Mr. Roman—5,348 shares, Mr. Schlesinger—2,505 shares and Ms. Walsh—1,335 shares.
(3)	Based on 7,018,823 shares of the Company’s common stock outstanding and entitled to vote as of March 7, 2011.
(4)	Includes 300 shares held in three custodian accounts for Mr. Batista’s grandchildren.
(5)	Includes 6,360 shares that are pledged as collateral for a third party loan.
(6)	Includes 1,839 shares held in Mr. Vieira’s spouse’s individual retirement account.
(7)	Includes 100 shares held by Mr. Alegi’s spouse and 450 shares held in custodian accounts for Mr. Alegi’s grandchildren.
(8)	Includes 500 shares held by Mr. Nimons’ spouse and 9,740 shares held in Mr. Nimons’ spouse’s individual retirement account.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to Item 12(a) of this Annual Report on Form 10-K

(c)	Changes in Control

Management of Naugatuck Valley Financial knows of no arrangements, including any pledge by any person or securities of Naugatuck Valley Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Naugatuck Valley Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Naugatuck Valley Savings and Loan to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Naugatuck Valley Savings and Loan is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Naugatuck Valley Savings and Loan to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although Naugatuck Valley Savings and Loan does not currently have such a program in place. At December 31, 2010, all Naugatuck Valley Savings and Loan loans to related persons (as defined under Securities and Exchange Commission rules) were made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to Naugatuck Valley Financial’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Naugatuck Valley Financial’s transactions with directors and executive officers of Naugatuck Valley Financial and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the board of directors that the transactions are fair, reasonable and within Naugatuck Valley Financial policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the board of directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Naugatuck Valley Financial’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the board of directors. Additionally, pursuant to Naugatuck Valley Financial’s Code of Ethics and Business Conduct, all executive officers and directors of Naugatuck Valley Financial must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of Naugatuck Valley Financial. Such potential conflicts of interest include, but are not limited to, the following: (1) Naugatuck Valley Financial conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Naugatuck Valley Financial.

Policies and Procedures for Approval of Related Persons Transactions

Naugatuck Valley Financial maintains a Policy and Procedures Governing Related Persons Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of voting securities of Naugatuck Valley Financial, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•	Naugatuck Valley Financial is, will or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of Naugatuck Valley Financial if the compensation committee of the board of directors approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of Naugatuck Valley Financial if the Board or an authorized committee of the Board approved such compensation; and

•

any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of Naugatuck Valley Financial business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to Naugatuck Valley Financial’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit Committee. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to Naugatuck Valley Financial as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to Naugatuck Valley Financial that are available from unaffiliated third parties.

A member of the Audit Committee who has an interest in the transaction will abstain from voting on the approval of the transaction but may, if so requested by the Chair of the Audit Committee, participate in some or all of the discussion relating to the transaction.

Director Independence

The Company’s Board of Directors currently consists of seven members, all of whom are independent under the listing requirements of the NASDAQ Stock Market, except for Mr. Roman, President and Chief Executive Officer of the Company and the Bank. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed in this Annual Report on Form 10-K under the heading “Transactions with Related Persons,” including loans or lines of credit that the Bank has directly or indirectly made to Directors Famiglietti and Walsh.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2010 and 2009 by Whittlesey & Hadley, P.C.:

	2010	2009
Audit fees(1)	$91,500	$107,500
Audit related fees(2)	25,000	14,000
Tax fees(3)	12,000	12,325
All other fees(4)	87,800	13,101

(1)	Consists of fees for professional services rendered for the audit of the consolidated financial statements and the review of financial statements included in quarterly reports on Form 10-Q.
(2)	Consists of fees for audits of the Company’s 401(k) and ESOP plans in 2010 and for the Company’s 401(k) plan in 2009.
(3)	Consists of fees for tax return preparation, planning and tax advice.
(4)	For 2010 and 2009, consists of fees related to merger and acquisition activities.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing and setting compensation and overseeing the work of the independent public accountant. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent public accountant to ensure that the independent public accountant does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent public accountant. Requests for approval of services by the independent public accountant under the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended December 31, 2010, all services provided by the independent public accountant were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Plan of Conversion and Reorganization, dated February 22, 2010 (1)

2.2	Mutual Termination Agreement by and among Naugatuck Valley Financial Corporation, a federal chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc., a Connecticut corporation, dated November 12, 2010 (2)

3.1	Charter of Naugatuck Valley Financial Corporation (3)

3.2	Bylaws of Naugatuck Valley Financial Corporation (4)

4.0	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (5)

10.1	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Employment Agreement with John C. Roman (6)*

10.2	Naugatuck Valley Savings Change in Control Agreement with Dominic J. Alegi, Jr. (6) *

10.3	Naugatuck Valley Financial Corporation and Naugatuck Valley Savings Deferred Compensation Plan for Directors (7)*

10.4	Form of Naugatuck Valley Savings Employee Severance Compensation Plan (5)*

10.5	Naugatuck Valley Savings Death Benefit Agreement with John C. Roman, as amended (5)*

10.6	Naugatuck Valley Savings Death Benefit Agreement with Dominic J. Alegi, Jr. (5)*

10.7	Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (8)*

10.8	Naugatuck Valley Savings Change in Control Agreement with Mark S. Graveline (9)*

14.0	Code of Ethics and Business Conduct (10)

21.0	List of Subsidiaries

23.0	Consent of Whittlesey & Hadley, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensation plan arrangement
(1)	Incorporated by reference to the Exhibits filed to the Company’s Current Report on Form 8-K filed February 23, 2010.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 15, 2010.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the three months ended September 30, 2004.
(4)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2007, filed on May 15, 2007.
(8)	Incorporated by reference to Appendix C to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 1, 2005.
(9)	Incorporated by reference to the Company’s Form 10-K for the fiscal year end December 31, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Naugatuck Valley Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Naugatuck Valley Financial Corporation (the “Company”) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Naugatuck Valley Financial Corporation and subsidiary at December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Hartford, Connecticut

March 9, 2011

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
ASSETS
Cash and due from depository institutions	$11,686	$9,003
Investment in federal funds	2,577	3,143
Investment securities available-for-sale, at fair value	31,683	37,623
Investment securities held-to-maturity, at amortized cost	15,334	1,451
Loans held for sale	81	—
Loans receivable, net	473,521	473,304
Accrued income receivable	1,979	2,074
Foreclosed real estate and repossessed assets, net	421	140
Premises and equipment, net	9,612	9,948
Bank owned life insurance	9,248	8,920
Federal Home Loan Bank of Boston stock, at cost	6,252	6,252
Other assets	5,859	5,097

Total assets	$568,253	$556,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$405,875	$380,931
Borrowed funds	102,842	118,984
Mortgagors’ escrow accounts	4,832	4,888
Other liabilities	2,444	1,844

Total liabilities	515,993	506,647

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 7,604,375 shares issued; shares outstanding—7,018,823 at December 31, 2010; 7,022,866 at December 31, 2009	76	76
Paid-in capital	33,786	33,756
Retained earnings	25,986	24,849
Unearned ESOP shares (173,846 shares at December 31, 2010 and 193,735 shares at December 31, 2009)	(1,738)	(1,937)
Unearned stock awards (2,900 shares at December 31, 2010 and 32,340 shares at December 31, 2009)	(29)	(355)
Treasury Stock, at cost (588,875 shares at December 31, 2010 and 583,342 shares at December 31, 2009)	(6,176)	(6,132)
Accumulated other comprehensive income (loss)	355	51

Total stockholders’ equity	52,260	50,308

Total liabilities and stockholders’ equity	$568,253	$556,955

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
Interest and dividend income
Interest on loans	$26,820	$25,954	$24,556
Interest and dividends on investments and deposits	1,718	2,337	3,647

Total interest income	28,538	28,291	28,203

Interest expense
Interest on deposits	7,297	8,477	9,271
Interest on borrowed funds	2,982	4,060	4,633

Total interest expense	10,279	12,537	13,904

Net interest income	18,259	15,754	14,299
Provision for loan losses	3,360	1,144	675

Net interest income after provision for loan losses	14,899	14,610	13,624

Noninterest income
Fees for services related to deposit accounts	970	1,060	1,053
Mortgage banking fees	945	20	23
Fees for other services	730	554	506
Income from bank owned life insurance	327	341	315
Income from investment advisory services, net	182	271	299
Gain (loss) on investments	11	388	(3,398)
Other income	123	108	154

Total noninterest income (loss)	3,288	2,742	(1,048)

Noninterest expense
Compensation, taxes and benefits	8,379	7,692	7,521
Office occupancy	2,348	2,151	2,173
Computer processing	926	916	861
Costs related to terminated merger	782	241	—
FDIC insurance premiums	681	946	132
Directors compensation	565	560	493
Professional fees	461	433	518
Advertising	344	330	534
Office supplies	211	207	195
Loss on foreclosed real estate, net	107	36	1
Public company expenses	87	78	80
Other expenses	1,016	951	946

Total noninterest expense	15,907	14,541	13,454

Income (loss) before tax provision (benefit)	2,280	2,811	(878)
Income tax provision (benefit)	829	818	(566)

Net income (loss)	$1,451	$1,993	$(312)

Earnings (loss) per share—basic and diluted	$0.21	$0.29	$(0.05)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$76	$33,637	$23,303	$(2,136)	$(680)	$(6,107)	$(2,504)	$45,589
ESOP shares released—19,889 shares	—	(87)	—	199	—	—	—	112
Dividends paid ($0.17 per common share)	—	—	(447)	—	—	—	—	(447)
Stock based compensation—29,440 shares vested	—	—	—	—	325	—	—	325
Stock based compensation—options	—	206	—	—	—	—	—	206
Treasury stock acquired—4,028 shares	—	—	—	—	—	(25)	—	(25)
Comprehensive income:
Net income	—	—	1,993	—	—	—	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							2,555
Comprehensive income								4,548

Balance at December 31, 2009	76	33,756	24,849	(1,937)	(355)	(6,132)	51	50,308
ESOP shares released—19,889 shares	—	(76)	—	199	—	—	—	123
Dividends paid ($0.12 per common share)	—	—	(317)	—	—	—	—	(317)
Stock based compensation—27,950 shares vested	—	—	—	—	309	—	—	309
Stock based compensation—1,490 shares forfeited	—	—	3	—	17	(20)	—	—
Stock based compensation—options	—	106	—	—	—	—	—	106
Treasury stock acquired—4,043 shares	—	—	—	—	—	(24)	—	(24)
Comprehensive income:
Net income	—	—	1,451	—	—	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect							304
Comprehensive income								1,755

Balance at December 31, 2010	$76	$33,786	$25,986	$(1,738)	(29)	$(6,176)	$355	$52,260

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$1,451	$1,993	$(312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,360	1,144	675
Depreciation and amortization expense	806	821	835
Loss on sale of assets	2	—	—
Gain on sale of loans	(533)	—	—
Loans originated for sale	(36,897)	—	—
Proceeds from sale of loans	37,510	—	—
Net amortization (accretion) from investments	90	60	51
Amortization of intangible assets	34	34	34
Provision for deferred tax (benefit)	(464)	704	(1,574)
Loss (gain) on investment securities	(11)	(388)	3,398
Stock-based compensation	424	656	813
Net change in:
Accrued income receivable	95	25	(65)
Deferred loan fees	(82)	(43)	68
Cash surrender value of life insurance	(327)	(341)	(315)
Other assets	(430)	(2,291)	(39)
Other liabilities	729	222	(110)

Net cash provided by operating activities	5,757	2,596	3,459

Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	7,548	10,022	7,501
Proceeds from sale of available-for-sale securities	7,775	19,264	13,171
Proceeds from sale of held-to-maturity securities	—	110	—
Proceeds from maturities of held-to-maturity securities	1,016	—	1,190
Purchase of available-for-sale securities	(8,996)	—	(25,017)
Purchase of held-to-maturity securities	(14,945)	(1,566)	—
Loan originations net of principal payments	(4,260)	(42,570)	(72,888)
Purchase of Federal Home Loan Bank of Boston stock	—	—	(1,619)
Purchase of property and equipment	(488)	(212)	(775)
Proceeds from the sale of other real estate owned	323	—	—

Net cash used by investing activities	(12,027)	(14,952)	(78,437)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities
Net change in time deposits	7,501	(3,859)	33,353
Net change in other deposit accounts	17,442	21,764	8,275
Advances from Federal Home Loan Bank of Boston	24,900	52,550	55,915
Repayment of Advances from Federal Home Loan Bank of Boston	(41,548)	(58,418)	(22,373)
Net change in mortgagors’ escrow accounts	(56)	327	691
Change in short-term borrowings	506	4,363	1,839
Common stock repurchased	(44)	(25)	(2,231)
Cash dividends to common stockholders	(314)	(447)	(614)

Net cash provided by financing activities	8,387	16,255	74,855

Increase (decrease) in cash and cash equivalents	2,117	3,899	(123)
Cash and cash equivalents at beginning of year	12,146	8,247	8,370

Cash and cash equivalents at end of year	$14,263	$12,146	$8,247

Supplemental disclosures
Non-cash investing activities:
Transfer of loans to foreclosed assets	$604	$140	$—
Cash paid during the year for:
Interest	$10,318	$12,283	$13,950
Income taxes	1,450	286	943

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements. No subsequent events were identified that would require a change to the financial statements. On January 14, 2011, the Company announced the intention to sell the approximate 60% ownership interest held by the MHC in the Company to the public. See Note 18 to these financial statements for additional disclosure regarding this event.

3.	Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles in the United States of America and to general practices within the thrift industry. Such policies have been followed on a consistent basis. The significant accounting policies of the Company are summarized below.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of capital net of estimated income taxes. The Company has no securities held for trading.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely-than-not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security, and it is more likely-than-not the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections discounted at the applicable original yield of the security. The adoption of the other-than-temporary impairment accounting guidance had no impact on the Company’s financial statements.

Prior to the adoption of the accounting guidance on April 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans receivable and allowance for loan losses

Loans receivable are stated at unpaid principal balance less undistributed construction loans, deferred loan fees, and allowances for loan losses.

Uncollected interest on loans receivable is accrued as earned based on rates applied to principal amounts outstanding. Recognition of income on the accrual basis is discontinued when there is sufficient question as to the collectibility of the interest. In these cases, the interest previously accrued to income is reversed, and the loans are placed on the cash basis. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For certain loans which are deemed to be impaired and for which the collection of the entire principal balance is in doubt, any payments received from the borrower or operation of the collateral will be applied only to principal and no income will be recognized.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized on a level-yield basis as an adjustment to the related loan yield over its contractual life. Unamortized net fees are recognized upon early repayment of the loans.

The allowance for loan losses is established by a provision charged to earnings and is maintained at a level considered adequate to provide for probable loan losses based on management’s evaluation of known and inherent risks in the loan portfolio. When a loan or portion of a loan is considered uncollectible, it is charged against the allowance for loan losses. Recoveries of loans previously charged-off are credited to the allowance when collected.

Management makes regular evaluations of the loan portfolio to determine the adequacy of the level of the allowance for loan losses. Numerous factors are considered in the evaluation, including a review of certain borrowers’ current financial status and credit standing, available collateral, loss experience in relation to outstanding loans, the overall loan portfolio quality, management’s judgment regarding prevailing and anticipated economic conditions, and other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Loan sales and mortgage-servicing rights

Residential mortgage loans originated and held for sale are classified separately in the consolidated statement of financial condition and reported at the lower of amortized cost or market value (based on secondary market prices). At December 31, 2010, loans held for sale approximated $81,000. There were no loans held for sale at December 31, 2009. Gains or losses on the sale of loans are determined using the specific identification method.

The Bank sells residential mortgage loans with servicing rights retained. At the time of the sale, the Bank determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded. During 2010, the Bank recorded a servicing asset as a result of sales of approximately $36 million of loans in the secondary mortgage markets.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has engaged an independent third party to perform the servicing rights analysis on a quarterly basis. The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. Impairment is recognized as an adjustment to loan and servicing income.

Foreclosed real estate

Real estate properties acquired through loan foreclosure and other partial or total satisfaction of problem loans are carried at the lower of fair value or the related loan balance at the date of foreclosure. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses.

Valuations are periodically performed by management and an allowance for losses is established if the carrying value of a property subsequently exceeds its fair value less estimated disposal costs. Subsequent write-downs in the carrying value and expenses incurred to maintain the properties are charged to expense. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

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

Income taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are being made in recognition of these temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of a deferred tax item will not be realized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to make a determination of an inventory of tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the Company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense in the consolidated statements of income.

The Company has a tax allocation agreement with the Bank electing to file consolidated federal income tax returns. The tax allocation agreement indicates that income tax liabilities, refunds, payments and all other adjustments will be allocated to each entity using the separate return method. The Company and the Bank file separate corporate income tax returns for the State of Connecticut.

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Computation of fair values

Accounting standards require disclosure of the estimated fair value of financial instruments including both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable. The calculation of fair value estimates of financial instruments is dependent upon certain subjective assumptions and involves significant uncertainties. Changes in assumptions could significantly affect the estimates. These estimates do not reflect any possible tax ramifications, estimated transaction costs or any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument.

The following methods and assumptions were utilized by the Company in estimating the fair values of its on-balance sheet financial instruments:

Cash and cash equivalents—The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

Loans receivable—For variable rate loans that reprice frequently and without significant change in credit risk, fair values are based on carrying values. The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using the estimated fair values of the underlying collateral.

Accrued income receivable—The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

Deposits liabilities—The fair values of non-interest-bearing demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed Funds—Fair values are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Mortgagors’ escrow accounts—The carrying amounts reported in the statement of financial condition approximate the fair value of the mortgagors’ escrow accounts.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) single source of authoritative U.S. accounting and reporting standards applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The adoption of this ASC topic changed the applicable citations and naming conventions used when referencing generally accepted accounting principles.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20”, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor. Since the provisions of ASU 2010-20 are disclosure-related the Bank’s adoption of this guidance will not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued guidance regarding disclosure of supplementary pro forma information for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period are effective for the Company as of December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective beginning January 1, 2011 for the Company. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Management does not believe the adoption of these standards will have a significant impact on the Company’s financial statements.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current reporting presentation. These reclassifications only changed the reporting categories but did not affect the results of operations or financial position.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investment Securities

A summary of investment securities at December 31, 2010 and 2009 follows:

	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Available-for-sale securities	$31,683	$31,683	$37,623	$37,623
Held-to-maturity securities	15,334	15,104	1,451	1,475

Total investment securities	$47,017	$46,787	$39,074	$39,098

At December 31, 2010, the composition of the investment portfolio was as follows:

	Amortized Cost Basis	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities:
U.S. government and agency obligations From one through five years	$1,022	$65	$—	$1,087
Mortgage-backed securities	19,093	867	—	19,960
Collateralized mortgage obligations	2,706	31	(61)	2,676

Total debt securities	22,821	963	(61)	23,723
Money market preferred stocks	8,200	—	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

	Amortized Cost Basis	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
Held-to-maturity securities:
Mortgage-backed securities	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

At December 31, 2009, the composition of the investment portfolio was as follows:

	Amortized Cost Basis	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
Available-for-sale securities:
U.S. government and agency obligations
From one through five years	$1,029	$40	$—	$1,069
From five through ten years	500	14	—	514

	1,529	54	—	1,583
Corporate bonds
From one through five years	1,000	—	(340)	660
Mortgage-backed securities	23,561	939	—	24,500
Collateralized mortgage obligations	3,091	13	(104)	3,000

Total debt securities	29,181	1,006	(444)	29,743
Money market preferred stocks	8,200	—	(320)	7,880

Total available-for-sale securities	$37,381	$1,006	$(764)	$37,623

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost Basis	Gross Unrealized		Fair Value
(In thousands)		Gains	Losses
Held-to-maturity securities:
Mortgage-backed securities	$1,451	$24	$—	$1,475

Total held-to-maturity securities	$1,451	$24	$—	$1,475

For the year ended December 31, 2010, the Company realized gross gains of $231,265 and gross losses of $220,000 compared with gross gains of $425,637 and gross losses of $37,203 for the year ended December 31, 2009 and gross gains of $129,450 and gross losses of $100,622 for the year ended December 31, 2008 on sales of investment securities. For the year ended December 31, 2009, gross gains included approximately $9,600 of gains realized on the sale of Fannie Mae preferred stock. During 2008, the Company realized an other-than-temporary impairment loss on these shares of stock, which collateralized auction rate pass through certificates, in the amount of $3.4 million.

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

At December 31, 2010, these securities had an aggregate fair value of $16.7 million which resulted in an unrealized loss of $557,000 as compared with an aggregate fair value of $3.4 million and unrealized losses of $764,000 at December 31, 2009.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities at December 31, 2010

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized Loss Position Less Than 12 Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss
Collateralized mortgage obligations	1	$182	$(3)
Mortgage backed securities	5	14,028	(256)

Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss
Collateralized mortgage obligations	1	$376	$(58)
Money market preferred stocks	2	2,160	(240)

Total securities in unrealized loss position	3	$2,536	$(298)

Unrealized losses on investment securities at December 31, 2009

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss
Collateralized mortgage obligations	2	$652	$(104)
Corporate bonds	1	660	(340)
Money market preferred stocks	2	2,080	(320)

Total securities in unrealized loss position	5	$3,392	$(764)

At December 31, 2010 and 2009, securities with amortized costs of $17,589,605 and $14,049,618, and fair values of $17,438,080 and $14,382,522, respectively, were pledged as collateral to secure municipal deposits and reverse repurchase agreements.

Included in accrued income receivable at December 31, 2010 and December 31, 2009 was $131,000 and $120,000 for mortgage-backed securities, respectively, and $61,000 and $81,000 for other investments over the same periods.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

A summary of loans receivable at December 31, 2010 and 2009 is as follows:

	December 31,
(Dollars in thousands)	2010	2009
Real estate loans:
One-to-four family	$219,286	$229,693
Construction	30,921	46,298
Multi-family and commercial real estate	160,235	134,931

Total real estate loans	410,442	410,922

Commercial business loans	34,742	31,325
Consumer loans:
Savings accounts	956	1,113
Personal	236	256
Automobile	168	230
Home equity	34,807	37,276

Total consumer loans	36,167	38,875

Totals loans	481,351	481,122
Less:
Allowance for loan losses	6,393	3,996
Undisbursed construction loans	1,034	3,336
Deferred loan origination fees	403	486

Loans receivable, net	$473,521	$473,304

Weighted average yield	5.47%	5.67%

The Bank’s lending activities are conducted principally in the Naugatuck Valley area of Connecticut. The Bank’s investment in loans includes both adjustable and fixed rate loans. At December 31, 2010 and 2009, the composition of the Bank’s investment in fixed rate loans was as follows:

Fixed Rate
Term to Maturity	2010	2009
(In thousands)
Less than 1 year	$6,096	$3,611
1 – 3 years	5,256	6,970
3 – 5 years	5,321	5,906
5 – 10 years	27,717	29,671
10 – 20 years	55,224	50,818
Over 20 years	145,039	159,940

Total loans at fixed rates	$244,653	$256,916

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustable rate loans have interest rate adjustment limitations and are indexed to treasury notes or Federal Home Loan Bank of Boston (“FHLBB”) classic advances with similar repricing durations, or prime rate. At December 31, 2010 and 2009, the Bank had the following adjustable rate loans:

Adjustable Rate
Rate Adjustment	2010	2009
(In thousands)
Less than 1 year	$93,133	$91,321
1 – 3 years	47,241	36,986
3 – 5 years	65,725	55,058
5 – 10 years	30,599	40,841
Over 10 years	—	—

Total loans at adjustable rates	$236,698	$224,206

As of December 31, 2010 and 2009, loans to related parties totaled approximately $2,490,000 and $3,976,000, respectively. For the year ended December 31, 2010, new loans of approximately $1,267,000 were granted to these parties and principal payments of approximately $2.0 million were received. During 2010, loans in the amount of $752,000 were removed from loans to related parties for individuals whose related interests changed during the year, combined with loan sales. For the year ended December 31, 2009, new loans of approximately $1,123,000 were granted to these parties and principal payments of approximately $992,000 were received.

Related parties include directors and officers of the Bank, any respective affiliates in which they have a controlling interest, and their immediate families. For the years ended December 31, 2010 and 2009, all loans to related parties were performing in accordance with the original terms.

The Bank services loans for other financial institutions and agencies. These loans are originated by the Bank and then sold. The Bank continues to service these loans and remits the payments received to the purchasing institution. The amounts of these loans were approximately $41,251,000, $7,256,000 and $8,693,000 at December 31, 2010, 2009 and 2008, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2010 were approximately $364,000. The changes in capitalized servicing rights for the year ended December 31, 2010 were as follows:

(In thousands)	2010	2009
Balance at beginning of the year	$—	$—
Servicing rights capitalized	465	—
Amortization of servicing rights	(96)
Periodic impairment	(5)	—

Balance at the end of the year	$364	$—

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, key economic assumptions and the sensitivity of the current fair value of residual cash flows, should immediate 10 percent and 20 percent adverse changes in those assumptions occur, are as follows:

(In thousands)	2010
Carrying amount	$364
Weighted average life (in years)	6.87
Prepayment Speed Assumption	PSA 195
Impact on fair value of 10% adverse change	(19)
Impact on fair value of 20% adverse change	(35)
Residual Cash Flows Discount Rate (annual)	8.25%
Impact on fair value of 10% adverse change	(17)
Impact on fair value of 20% adverse change	(33)

Credit Quality of Financing Receivables and the Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments:

One-to Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. The Company has experienced a low level of foreclosures on its owner occupied loan portfolio during recent periods and believe this is due mainly to its conservative underwriting and lending strategies which do not allow for risky loans such as “Option ARM,” “sub-prime” or “Alt-A” loans.

Commercial Real Estate and Multi-family Loans. This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to four-family and multi-family dwellings for property owners and businesses in our market area. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Construction and Land Development Loans. This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.

Commercial Business Loans. This portfolio segment includes commercial business loans secured by real estate, assignments of corporate assets, and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Real Estate Secured Loans. This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have a second lien position on the property. These loans are written at a higher interest rate and a shorter term than mortgage loans. The Company has experience a low level of foreclosure in this type of loan during recent periods. These loans can be affected by economic conditions and the values of the underlying properties.

Consumer Loans. This portfolio segment includes loans secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan may entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Loans are generally carried at the amount of unpaid principal, less the allowance for loan losses and adjusted for deferred loan fees, which are amortized over the term of the loan using the interest method. Interest on loans is accrued based on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when the principal or interest is delinquent for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.

The allowance for loan losses is established through a provision for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, adequate to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date.

Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific (or allocated) and general components. The specific component relates to loans that are recognized as impaired. For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and is based on historical loss experience adjusted for qualitative factors. Additional general reserves are placed on loans classified as either doubtful, substandard or special mention.

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Transactions in the allowance for loan losses account for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In thousands)	2010	2009	2008
Balance at beginning of year	$3,996	$2,869	$2,163
Provision for loan losses	3,360	1,144	675
Loans written off	(978)	(18)	(7)
Recoveries of loans written off	15	1	38

Balance at end of year	$6,393	$3,996	$2,869

The following tables set forth the balance of the allowance for loan losses at December 31, 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. Also included is a summary of transactions in the allowance for loan and lease losses for the year ended December 31, 2010. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Charge-offs	(27)	(170)	—	(754)	(27)	(978)
Recoveries	—	—	—	15	—	15
Provisions	568	138	1,225	1,142	287	3,360

Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393

Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717

Ending Balance collectively evaluated for impairment	$—	$—	$—	$—	$—	$—

The Company’s policies provide for the classification of loans and other assets into the following categories: pass (1 – 4), bankable with care (5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans and other assets that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as special mention, substandard or doubtful, the Company disaggregates these assets and allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class as of December 31, 2010:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade
	At December 31, 2010
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$3,697	$281	$39,176
5	24,931	10,847	91,329
6	3,456	5,391	16,430
7	2,555	11,623	13,300
8	103	—	—

Total	$34,742	$28,142	$160,235

Consumer Loans - Credit Risk Profile by Internally Assigned Grade
	At December 31, 2010
(In thousands)	Residential - Prime	Residential - Subprime
Grade:
Pass	$213,680	$—
Special Mention	503	—
Substandard	3,563
Doubtful	1,540	—

Total	$219,286	$—

Consumer Loans - Credit Risk Profile Based on Payment Activity:
At December 31, 2010
(In thousands)	Consumer - Other
Grade:
Performing	$35,652
Nonperforming	515

Total	$36,167

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Management works closely with the asset quality committee of the board of directors to resolve nonperforming assets in a manner most advantageous to the Company.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. Management works closely with the asset quality committee of the board of directors to resolve nonperforming assets in a manner most advantageous to the Company.

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2010:

	Age Analysis of Past Due Financing Receivables As of December 31, 2010
(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial—real estate	$60	$115	$1,356	$1,531	$33,211	$—	$2,494
Commercial RE construction	2,707	—	5,151	7,858	20,284	—	4,379
Commercial RE	1,686	258	6,242	8,186	152,049	—	16,525
Consumer				—
Consumer—other	470	100	515	1,085	35,082	—	208
Residential				—
Residential—prime	1,745	18	4,624	6,387	215,678	—	1,141
Residential—subprime	—	—	—	—	—	—	—

Total	$6,668	$491	$17,888	$25,047	$456,304	$—	$24,747

The following table is a summary of nonaccrual loans by loan class as of December 31, 2010:

Loans on Nonaccrual Status
(In thousands)	As of December 31, 2010
Commercial	$1,356
Commercial—real estate
Commercial RE construction	5,151
Commercial RE	6,242
Consumer
Consumer—other	515
Residential
Residential—prime	4,624
Residential—subprime	—

Total	$17,888

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming loans totaled approximately $17.9 million and $6.0 million at December 31, 2010 and 2009, respectively. These loans, primarily delinquent 90 or more days, were accounted for on a nonaccrual basis. The amount of income that was contractually due but not recognized on nonperforming loans totaled $513,000, $328,000, and $140,000 in 2010, 2009 and 2008, respectively.

At December 31, 2010, there were no loans 90 or more days past due and still accruing interest. At December 31, 2010, the Company had 64 loans on non-accrual status with foregone interest in the amount of approximately $513,000. Included in these loans are 29 loans which are not 90 days past due, but were placed on non-accrual status as a result of a recent modification or a doubtful classification.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible.

At December 31, 2010, the Bank had approximately $9.7 million of loans which were considered impaired, with an allocated allowance of $929,000, as compared to $744,000 of such loans, with an allowance allocation of $98,000 at December 31, 2009. These loans averaged $9.7 million during 2010 and paid $135,000 in interest, as compared with an average balance of $750,000 during 2009 on which $23,000 of interest was received.

The following tables are a summary of impaired loans by class of loans as of December 31, 2010:

	Impaired Loans For the Year Ended December 31, 2010
(In thousands)	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
With no specific allowance recorded:
Commercial	$4,011	$4,011	$—	$3,985	$4
Consumer—other	1,137	1,137	—	1,139	28

With an allowance recorded:
Commercial	2,752	2,752	504	2,758	50
Consumer—other	1,816	1,816	425	1,802	53

Total:
Commercial	6,763	6,763	504	6,743	54
Consumer—other	2,953	2,953	425	2,941	81

6.	Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 were summarized as follows:

(In thousands)	2010	2009
Banking offices and branch buildings	$8,533	$8,469
Furniture and equipment	3,953	3,651
Land	1,593	1,593
Leasehold improvements	1,409	1,326

	15,488	15,039
Accumulated depreciation and amortization	(5,876)	(5,091)

Premises and equipment, net	$9,612	$9,948

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense is computed using the straight-line method over the estimated useful life of an asset. Estimated useful lives range from three to ten years for furniture and equipment, 39 years for the banking offices, and the initial lease term for leasehold improvements. Land is not depreciated. Depreciation and amortization expenses were $805,704, $821,257 and $834,473 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Bank leases space for five of its branch offices. The leases for the branch offices have expiration dates ranging from 2011 through 2020, and are accounted for as operating leases. At December 31, 2010, future minimum rental income and lease payment expense were expected to be:

(In thousands)	Income	Expense
2011	$95	$315
2012	97	304
2013	94	255
2014	28	244
2015	21	245
Thereafter	—	674

Total future minimum rents	$335	$2,037

During May, 2010 a tenant that was leasing space from the Bank terminated their lease. Upon termination, the Bank received thirteen months of rent. A new tenant signed a lease for this property in July 2010, and took occupancy early in the fourth quarter of 2010.

7.	Deposits

Deposits and weighted average rates at December 31, 2010 and 2009 are summarized as follows:

	2010		2009
(Dollars in thousands)	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Certificate accounts	$239,406	2.68%	$231,905	2.95%
Regular savings accounts	79,682	0.49%	65,916	0.58%
Checking and NOW accounts	59,914	0.06%	57,319	0.09%
Money market savings accounts	26,873	0.64%	25,791	0.90%

Total deposits	$405,875	1.73%	$380,931	1.97%

Interest paid on deposits for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Interest Expense
Certificate accounts	$6,617	$7,741	$8,297
Regular savings accounts	413	390	288
Checking and NOW accounts	45	45	159
Money market savings accounts	222	301	527

Total interest expense on deposits	$7,297	$8,477	$9,271

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of individual certificate accounts of $100,000 or more at December 31, 2010 and 2009 was $92,753,000 and $82,940,000 respectively. Under the Emergency Economic Stabilization Act of 2008, deposits up to $250,000 became federally insured through an extended date of December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, permanently raised the maximum deposit insurance amount to $250,000, retroactive to January 1, 2008.

The Bank is participating in the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”). Under that program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire balance in the account until December 31, 2010, recently extended to December 31, 2012. Coverage under the TLGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules. Effective December 31, 2010, under the Dodd-Frank Act, all funds held in noninterest-bearing transaction accounts will be fully insured, without limit, until December 31, 2012. The coverage under the Dodd-Frank Act is similar to that under the FDIC’s TLGP, but excludes low-interest NOW accounts and interest on lawyers trust accounts (IOLTA), which were covered under TLGP. Coverage under these programs is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.

At December 31, 2010 and 2009, the remaining maturities for certificate accounts were as follows:

(In thousands)	2010	2009
Certificate accounts maturing in:
Under 12 months	$164,468	$115,648
12 to 24 months	42,931	73,704
24 to 36 months	15,103	27,136
Over 36 months	16,904	15,417

Total certificate accounts	$239,406	$231,905

8.	Borrowed Funds

Borrowings and advances, with calendar-year maturity dates and weighted average cost of funds at December 31, 2010 and 2009, were as follows:

(Dollars in thousands)	2010		2009
	Amount Due	Weighted Average Cost	Amount Due	Weighted Average Cost
Short-term borrowings
Repurchase agreements	$6,937	0.70%	$6,431	0.92%

Long-term FHLBB advances
Year of maturity:
2010	—	—	26,548	3.30
2011	31,629	2.22	26,629	2.59
2012	22,801	2.88	22,801	2.88
2013	24,087	2.65	19,187	2.93
2014	15,693	2.96	15,693	2.96
2015 – 2019	978	2.20	978	2.20
2020 – 2024	382	0.18	382	0.18
2025 – 2028	335	0.00	335	0.00

Total long-term borrowings	$95,905	2.59	$112,553	2.91

Total borrowed funds	$102,842	2.46	$118,984	2.80

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank has an agreement with FHLBB providing for future credit availability of up to twenty times the amount of FHLBB stock held by the Bank, not to exceed 30% of its total assets. The Bank held $6,251,700 in FHLBB stock at December 31, 2010 and 2009. In addition to the outstanding advances, the Bank has a $2,540,000 line of credit available from FHLBB, none of which was outstanding at December 31, 2010 and 2009. The Bank also has a $3,500,000 line of credit available from another correspondent bank, none of which was outstanding at December 31, 2010 and 2009.

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

9.	Pension and Other Post-Retirement Benefits

Pension Plan

Prior to September 1, 2005, the Bank participated in a multi-employer defined benefit pension plan covering all of its full time (as defined) employees who had been employed by the Bank for more than six months and were at least twenty-one years of age. Benefits under this plan became fully vested after five years of service. The Bank’s net pension cost for the period is the amount of contributions due. Total pension expense was $156,000 for the year ended December 31, 2010 compared with $88,000 and $50,000 for 2009 and 2008, respectively. Current valuations of the Bank’s allocation of the plan’s pooled assets are not available. Effective September 1, 2005, the Plan was amended and as a result, is considered frozen, with no new participants being accepted. No future compensation will be considered for benefit accruals, and there will be no future credited service, service accruals, or additional accrued benefits.

Defined Contribution Plan

The Bank has a defined contribution 401(k) plan for eligible employees. The Bank provides 75% matching of employee contributions, with a maximum contribution on up to 6% of the employee’s salary. The Bank’s contribution vests over a 6 year graded vesting schedule. The Bank’s contribution to the plan was $204,000, $194,000 and $191,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Healthcare Benefits

In addition to providing pension benefits, the Bank provides certain health care benefits to retired employees. Substantially all of the Bank’s employees hired prior to February 2007 may become eligible for those benefits. The Bank’s policy is to accrue the expected cost of providing those benefits during the years that the employee renders the necessary service.

Obligation and Funded Status

The following table summarizes the obligation and funded status, as well as the amounts recognized in the consolidated statements of financial condition for the Healthcare Benefits Plan as of December 31, 2010 and 2009:

	Healthcare Benefit Plan
(In thousands)	2010	2009
Measurement date	12/31/2010	12/31/2009
Projected benefit obligation	$(376)	$(361)
Fair value of plan assets	—	—

Funded status	$(376)	$(361)

Accrued benefit cost recognized in the statement of financial condition	$(376)	$(361)

Net Periodic Benefit Cost and Contributions

The benefit costs and contributions related to the Healthcare Benefits plan for the years ended December 31, 2010 and 2009 were:

	Healthcare Benefit Plan
(In thousands)	2010	2009
Net periodic benefit cost	$15	$27
Employer contributions	19	18
Plan participants’ contributions	—	—
Benefits paid during the year	19	18

Due to the unfunded status of the plan, the Bank expects to contribute the amount of the estimated benefit payments for the next fiscal year, which is $28,921 for the Healthcare Benefits Plan.

Assumptions and Effects

The actuarial assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2010 and 2009 were as follows:

	Healthcare Benefit Plan
Weighted-average assumptions:	2010	2009
Discount rate	5.750%	6.250%
Rate of compensation increase	—	—
Medical trend rate next year	5.00%	7.00%
Ultimate medical trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2011	2011

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the Healthcare Benefits plan. At December 31, 2009, a one percentage-point increase in the assumed health care trend rates would increase the projected benefit obligation by $50,998 compared with a decrease of $43,371 if the assumed health care trend rate were to decrease by one percentage-point.

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

The shares of stock purchased by the ESOP are held in a suspense account until they are released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of each participant’s compensation for the year of allocation. As shares are released from collateral, the Bank recognizes compensation expense equal to the average market price of the shares during the period and the shares will be outstanding for earning per share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts of the consolidated statements of financial condition. ESOP expense for the years ended December 31, 2010, 2009 and 2008 was $122,715, $112,373 and $169,056, respectively. At December 31, 2010 and 2009, there were 19,889 unallocated ESOP shares and 173,846 and 193,735 unreleased ESOP shares, respectively. At December 31, 2010 and 2009, the unreleased shares had aggregate fair values of $1,173,000 and $1,112,000, respectively.

11.	Equity Incentive Plan

In 2005, stockholders of the Company approved the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant up to 372,614 stock options and 149,045 shares of restricted stock to its employees, officers and directors for an aggregate amount of up to 521,659 shares of the Company’s common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the Incentive Plan. Through December 31, 2010, the following awards have been made:

	Grant Date
	July 26, 2008	December 18, 2007	March 20, 2007	March 21, 2006	July 26, 2005
Option awards
Awarded	1,000	2,000	7,500	6,500	354,580
Exercise price	$11.10	$11.10	$12.49	$11.10	$11.10
Maximum term	10	10	10	10	10
Restricted stock awards
Awarded	1,000	3,000	2,000	1,500	139,712

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option awards have been granted with an exercise price equal to the greater of the market price of the Company’s stock at the date of grant, or $11.10, which was the market price of the Company’s stock at the date stock option awards were initially granted under the Incentive Plan. Stock options and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis. A summary of the status of outstanding stock options at December 31, 2010 and 2009 and changes therein was as follows:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	353,430	$11.13	353,580	$11.13
Granted	—	—	—	—
Forfeited	(5,426)	—	—	—
Exercised	—	—	—	—
Expired	(21,704)	11.10	(150)	11.10

Options outstanding at end of year	326,300	11.13	353,430	11.13

Options exercisable at end of year	320,600	11.11	278,548	11.11

Weighted-average fair value of options granted during the year		N/A		N/A

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

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded share-based compensation expense of $285,247, $531,743 and $507,557 for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with the stock option and restricted stock awards. At December 31, 2010, the Company has approximately $8,877 of unrecorded option expense to be recognized over the remaining vesting period of the options.

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

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items making up the deferred income tax provision include impairment losses on investment securities for which the Company expects to realize a future benefit, a carry forward of charitable contributions, the provision for loan losses, accelerated tax depreciation and deferred mortgage fee income. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. The Company believes that all deferred tax assets will be realized in the future and that no valuation allowance is necessary.

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of:

(In thousands)	2010	2009	2008
Current income tax expense	$1,293	$114	$1,008
Deferred income tax expense (benefit), due to:
Impairment loss on investment securities	—	1,165	(1,165)
Reserve for loan losses	(815)	(389)	(236)
Deferred income	(3)	(65)	(151)
Charitable contributions	250	36	16
Post retirement benefits	16	(9)	11
Mortgage-servicing rights	124	—	—
Depreciation	(36)	(36)	(36)
Other items	—	2	(13)

Total deferred income tax expense (benefit)	(464)	704	(1,574)

Provision (benefit) for income taxes	$829	$818	$(566)

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate applied to income before income taxes with the income tax provision is as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Income tax expense at statutory rate of 34%	$775	$956	$(299)
Increase (decrease) in income tax expense resulting from:
Nondeductible compensation expense	67	85	100
Income exempt from income tax	(264)	(225)	(371)
Expiration of contribution carryforward	250	—	—
Other items, net	1	2	4

Provision (benefit) for income taxes	$829	$818	$(566)

Effective rate of income tax expense	36.4%	29.1%	64.5%

Income taxes receivable and payable included in the balance sheet at December 31, 2010 and 2009 were:

(In thousands)	2010	2009
Current tax receivable	$201	$281

Deferred tax receivable
Reserve for loan losses	$2,175	$1,360
Deferred income	388	385
Charitable contributions carryforward	—	250
Post-retirement benefits	185	201

Total deferred tax receivable	2,748	2,196

Deferred tax payable
Depreciation	$(29)	$(65)
Mortgage-servicing rights	(124)	—
Available-for-sale securities	(306)	(191)

Total deferred tax payable	(459)	(256)

Net deferred tax receivable	$2,289	$1,940

Retained earnings at December 31, 2010 includes a contingency reserve for loan losses of $1,843,000, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to thrift institutions. It is not anticipated that the Company will incur a federal income tax liability related to the reduction of this reserve and accordingly, deferred income taxes of $627,000 has not been recognized as of December 31, 2010.

Management regularly analyzes their tax positions and at December 31, 2010, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of December 31, 2010, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2007-2010.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Consolidated Statements of Comprehensive Income

The source of the Company’s other comprehensive income (loss) is the unrealized gains and losses on its available for sale securities.

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Net income (loss)	$1,451	$1,993	$(312)

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	431	3,121	(5,713)
Reclassification adjustment for losses (gains) realized in net income	(11)	(388)	3,398

Other comprehensive income (loss) before tax effect	420	2,733	(2,315)
Income tax expense related to items of other comprehensive income (loss)	116	178	73

Other comprehensive income (loss) net of tax effect	304	2,555	(2,388)

Total comprehensive income (loss)	$1,755	$4,548	$(2,700)

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

The Office of Thrift Supervision (OTS) regulations require savings institutions to maintain minimum levels of regulatory capital. As of December 31, 2010, the Bank meets all capital requirements to which it is subject. In addition, at December 31, 2010, the Bank was considered “well capitalized” for regulatory purposes. There have been no subsequent conditions or events which management believes have changed the Bank’s status.

The following is a summary of the Bank’s actual capital as computed under the standards established by the OTS at December 31, 2010 and 2009, respectively.

	2010		2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tangible Equity Ratio (to Tangible Assets)	$45,464	8.03%	$43,050	7.76%
Tier I (Core) Capital (to Adjusted Total Assets)	45,464	8.03%	43,050	7.76%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	45,464	10.59%	43,050	10.16%
Total Risk-Based Capital (to Risk-Weighted Assets)	50,831	11.84%	47,046	11.10%

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OTS rules and regulations.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measurement of the Bank’s capital as computed under regulatory standards differs from its measurement under generally accepted accounting principles. A reconcilement of the Bank’s capital follows:

	December 31,
(In thousands)	2010	2009
Total capital as calculated under generally accepted accounting principles (GAAP Capital)	$45,867	$43,171
Adjustments to reconcile Total GAAP Capital to Regulatory Capital:
Intangible assets	(71)	(87)
Accumulated other comprehensive income from available-for-sale securities	(332)	(34)

Tier I Risk-Based Capital	45,464	43,050
Includible portion of allowance for loan losses	5,367	3,996

Total Risk-Based Capital	$50,831	$47,046

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

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the years ended December 31, 2010 and December 31, 2009, anti-dilutive options excluded from the calculations totaled 318,800 and 345,930 options, respectively (with an exercise price of $11.10) and 7,500 options in each period (with an exercise price of $12.49). Unreleased common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	For the years ended December 31,
	2010	2009
Net income (loss) and income available to common stockholders	$1,451,000	$1,993,000
Weighted-average shares outstanding during the period
Basic	6,827,384	6,811,553
Effect of dilutive stock options and restrictive stock awards	—	—

Diluted	6,827,384	6,811,553
Net income (loss) per common share:
Basic and Diluted Earnings per share	$0.21	$0.29

16.	Financial Instruments

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

The following table summarizes these financial instruments and other commitments and contingent liabilities as of December 31, 2010 and 2009:

(In thousands)	2010	2009
Commitments to extend credit:
Loan commitments	$12,233	$10,611
Unused lines of credit	19,751	21,142
Amounts due mortgagors on construction loans	17,867	28,843
Amounts due on commercial loans	19,788	17,899
Commercial letters of credit	4,198	4,332

At December 31, 2010, included in the commitments to extend credit were commitments to fund loans in the amount of $4.5 million with fixed interest rates ranging from 4.5% to 17.0%.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of December 31, 2010 and 2009:

	December 31,
	2010		2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$14,263	$14,263	$12,146	$12,146
Investment securities	47,017	46,787	39,074	39,098
Loans receivable, net	473,521	478,104	473,304	476,665
Accrued income receivable	1,979	1,979	2,074	2,074
Servicing rights	364	420	—	—
Financial Liabilities
Deposits	$405,875	$403,091	$380,931	$379,176
Borrowed funds	102,842	104,766	118,984	120,719
Mortgagors’ escrow accounts	4,832	4,832	4,888	4,888

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Fair value is best determined upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there had been a significant decrease in the volume and level of activity for the asset or liability, a change in the valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Available-for-sale securities:

Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, are classified as Level 2. Investments valued using a discounted cash flow model are classified as Level 3. During 2009, two of the seven securities were sold and one was called at par. See Note 4.

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value at December 31, 2010 are summarized below:

	December 31, 2010 Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$—	$23,723	$7,960	$31,683
Residential loans held for sale	—	81	—	81

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$8,772	$16	$8,788
Foreclosed real estate and other repossessed assets	—	—	421	421

Assets measured at fair value at December 31, 2009 are summarized below:

	December 31, 2009 Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$—	$29,743	$7,880	$37,623
Residential loans held for sale	—	—	—	—

Assets measured at fair value on a non-recurring basis:
Collateral dependent impaired loans	$—	$628	$18	$646
Foreclosed real estate	—	—	140	140

Impaired loans are carried at fair value. Collateral dependent loans are considered Level 2, as the fair value is based on an appraisal prepared using observable inputs. Non-collateral dependent loans are measured using a discounted cash flow technique and are considered to be Level 3 estimates.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis:

(In thousands)	2010	2009
Balance at beginning of the year	$7,880	$6,744
New purchases	—
Transfer to (from) level 3	80	—
Increase in fair value of securities included in accumulated other comprehensive income	—	2,219
Impairment charges included in net income	—	—
Proceeds from sale of level 3 securities	—	(83)
Redemptions at par	—	(1,000)

Balance at end of the year	$7,960	$7,880

18.	Subsequent Events

On March 10, 2011, the Board of Directors of the MHC, the Company and the Bank adopted an amended and restated plan of conversion and reorganization, providing for the Company’s conversion to a fully public company by selling to the public the approximate 60% ownership interest in the Company currently held by Naugatuck Valley Mutual Holding Company, the Company’s Mutual Holding Company parent, in a transaction

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commonly referred to as a second step conversion. The conversion is subject to regulatory approval, the approval of the depositors of Naugatuck Valley Savings and Loan and the approval of the Company’s stockholders (including the holders of a majority of the Company’s outstanding shares of common stock, other than the Naugatuck Valley Mutual Holding Company). The conversion is expected to be completed in the third calendar quarter of 2011. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of December 31, 2010, the Company had incurred $600,572 in costs related to the conversion.

19.	Selected Quarterly Consolidated Financial Information (Unaudited)

The following tables present quarterly consolidated information for the Company for 2010, 2009 and 2008.

	For the Year Ended December 31, 2010
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$6,999	$7,211	$7,185	$7,143
Interest expense	2,509	2,584	2,571	2,615

Net interest income	4,490	4,627	4,614	4,528
Provision for loan losses	1,197	993	361	809

Net interest income after provision for loan losses	3,293	3,634	4,253	3,719
Noninterest income	1,289	769	659	571
Noninterest expense	4,358	3,776	3,919	3,854

Income before provision for income tax	224	627	993	436
Provision for income tax	(29)	423	313	122

Net income	$253	$204	$680	$314

	For the Year Ended December 31, 2009
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$7,141	$7,055	$7,007	$7,088
Interest expense	2,788	3,068	3,266	3,415

Net interest income	4,353	3,987	3,741	3,673
Provision for loan losses	285	302	272	285

Net interest income after provision for loan losses	4,068	3,685	3,469	3,388
Noninterest income	579	812	645	706
Noninterest expense	3,664	3,483	3,796	3,598

Income before provision for income tax	983	1,014	318	496
Provision for income tax	301	311	79	127

Net income	$682	$703	$239	$369

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2008
(In thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$7,256	$7,224	$6,877	$6,846
Interest expense	3,516	3,499	3,343	3,546

Net interest income	3,740	3,725	3,534	3,300
Provision for loan losses	200	200	113	162

Net interest income after provision for loan losses	3,540	3,525	3,421	3,138
Noninterest income	300	(2,636)	661	627
Noninterest expense	3,539	3,453	3,257	3,205

Income (loss) before provision for income tax (benefit)	301	(2,564)	825	560
Provision for income tax (benefit)	(1,052)	157	223	106

Net income (loss)	$1,353	$(2,721)	$602	$454

20.	Parent Company Only Financial Statements

The following financial statements are for the Company (Naugatuck Valley Financial Corporation) only, and should be read in conjunction with the consolidated financial statements of the Company.

Statements of Financial Condition

	December 31,
(In thousands)	2010	2009
ASSETS
Cash on deposit with Naugatuck Valley Savings and Loan	$1,715	$2,434
Investment in subsidiary, Naugatuck Valley Savings and Loan	45,867	43,171
Investment securities	1,245	1,624
Loan to ESOP	1,984	2,163
Deferred income taxes	—	252
Other assets	1,479	671

Total assets	$52,290	$50,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$31	$7
Stockholders’ equity	52,259	50,308

Total liabilities and stockholders’ equity	$52,290	$50,315

NAUGATUCK VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Interest income	$141	$181	$224
Other income	—	—	1

Total income	141	181	225
Other expense	1,037	577	476

Income (loss) before income tax and equity in undistributed net income of subsidiary	(896)	(396)	(251)
Income tax (benefit)	(54)	(134)	(85)

Income (loss) before equity in undistributed net income of subsidiary	(842)	(262)	(166)
Equity in undistributed net income (loss) of subsidiary	2,293	2,255	(146)

Net income (loss)	$1,451	$1,993	$(312)

Statements of Cash flows

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Net cash (used) provided by operating activities	$(1,046)	$61	$240

Cash flows from investing activities
Purchase of available-for-sale securities	—	—	—
Paydowns and maturities of available-for-sale securities	382	689	497
Principal payments received from ESOP	180	172	163

Net cash provided by investing activities	562	861	660

Cash flows from financing activities
Common stock repurchased	(41)	(25)	(2,244)
Cash dividends to common shareholders	(317)	(447)	(614)
Release of ESOP shares	123	112	169

Net cash used by financing activities	(235)	(360)	(2,689)

Increase (decrease) in cash and cash equivalents	(719)	562	(1,789)
Cash and cash equivalents at beginning of year	2,434	1,872	3,661

Cash and cash equivalents at end of year	$1,715	$2,434	$1,872

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Date: March 14, 2011	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Roman John C. Roman	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2011

/s/ Lee R. Schlesinger Lee R. Schlesinger	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 14, 2011

/s/ Carlos S. Batista Carlos S. Batista	Director	March 14, 2011

/s/ Frederick A. Dlugokecki Frederick A. Dlugokecki	Director	March 14, 2011

/s/ Richard M. Famiglietti Richard M. Famiglietti	Director	March 14, 2011

/s/ James A. Mengacci James A. Mengacci	Director	March 14, 2011

/s/ Camilo P. Vieira Camilo P. Vieira	Director	March 14, 2011

/s/ Jane H. Walsh Jane H. Walsh	Director	March 14, 2011