Form 10-Q
period 2011-03-31
Naugatuck Valley Financial Corp
filed 2011-05-16
CIK 1293413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No  ☒

As of May 10, 2011, there were 7,018,627 shares of the registrant’s common stock outstanding.

NAUGATUCK VALLEY FINANCIAL CORPORATION

Part I.  Financial Information

Signatures

Exhibits

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Financial Condition

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from depository institutions	$6,455	$11,686
Investment in federal funds	1,156	2,577
Investment securities available-for-sale, at fair value	30,411	31,683
Investment securities held-to-maturity, at amortized cost	14,819	15,334
Loans held for sale	950	81
Loans receivable, net	476,888	473,521
Accrued income receivable	1,984	1,979
Foreclosed real estate and repossessed assets, net	528	421
Premises and equipment, net	9,670	9,612
Bank owned life insurance	9,325	9,248
Federal Home Loan Bank stock, at cost	6,252	6,252
Deferred income taxes	2,310	2,413
Other assets	3,391	3,446

Total assets	$564,139	$568,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$414,080	$405,875
Borrowed funds	93,421	102,842
Mortgagors' escrow accounts	2,406	4,832
Other liabilities	1,811	2,444

Total liabilities	511,718	515,993

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;
7,604,375 shares issued, 7,018,627 shares outstanding at March
31, 2011 and 7,018,823 shares outstanding at December 31, 2010	76	76
Paid-in capital	33,788	33,786
Retained earnings	26,242	25,986
Unearned ESOP shares (173,846 shares at March 31, 2011
and December 31, 2010)	(1,738)	(1,738)
Unearned stock awards (2,200 shares at March 31, 2011
and 2,900 shares at December 31, 2010)	(21)	(29)
Treasury stock, at cost 589,071 shares at March 31, 2011
and 588,875 shares at December 31, 2010)	(6,178)	(6,176)
Accumulated other comprehensive income	252	355

Total stockholders' equity	52,421	52,260

Total liabilities and stockholders' equity	$564,139	$568,253

See accompanying notes to consolidated financial statements

Consolidated Statements of Income

(In thousands, except per share data)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Interest income
Interest on loans	$6,332	$6,684
Interest and dividends on investments and deposits	430	459
Total interest income	6,762	7,143

Interest expense
Interest on deposits	1,746	1,811
Interest on borrowed funds	612	804
Total interest expense	2,358	2,615

Net interest income	4,404	4,528

Provision for loan losses	438	809

Net interest income after provision for loan losses	3,966	3,719

Noninterest income
Fees for services related to deposit accounts	213	246
Fees for other services	174	139
Net gain on investments	147	8
Mortgage banking income	128	26
Income from bank owned life insurance	77	84
Income from investment advisory services, net	74	41
Other income	24	27
Total noninterest income	837	571

Noninterest expense
Compensation, taxes and benefits	2,357	2,075
Office occupancy	607	587
Computer processing	262	229
FDIC insurance premiums	204	162
Directors compensation	176	216
Professional fees	138	111
Advertising	99	73
Office supplies	47	51
Loss on foreclosed real estate, net	39	18
Public company expenses	18	11
Costs related to terminated merger	-	66
Other expenses	304	255
Total noninterest expense	4,251	3,854

Income before provision
for income taxes	552	436

Provision for income taxes	156	122

Net income	$396	$314

Earnings per common share - basic and diluted	$0.06	$0.05

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities	(Unaudited)
Net income	$396	$314
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	438	809
Depreciation and amortization expense	199	197
Gain on sale of loans held for sale	(77)	-
Origination of loans held for sale	(4,653)	-
Proceeds from sale of loans held for sale	3,780	-
Net amortization from investments	39	8
Amortization of intangible assets	8	8
Deferred income tax provision	124	-
Stock-based compensation	47	169
Net gain on investments	(147)	(8)
Net change in:
Accrued income receivable	(5)	23
Deferred loan fees	(30)	(46)
Cash surrender value of life insurance	(77)	(84)
Other assets	49	210
Other liabilities	(669)	(72)
Net cash (used) provided by operating activities	(578)	1,528
Cash flows from investing activities
Proceeds from maturities and repayments of available-for-sale securities	1,131	1,578
Proceeds from sale of available-for-sale securities	147	1,982
Proceeds from maturities of held-to-maturity securities	492	75
Purchase of available-for-sale securities	-	(6,204)
Loan originations net of principal payments	(3,921)	(8,614)
Purchase of property and equipment	(259)	(115)
Proceeds from the sale of other real estate owned	120	140
Net cash used by investing activities	(2,290)	(11,158)
Cash flows from financing activities
Net change in time deposits	(2,351)	3,065
Net change in other deposit accounts	10,556	4,081
Net change in mortgagors' escrow deposits	(2,427)	(2,268)
Advances from Federal Home Loan Bank	-	3,000
Repayment of advances from Federal Home Loan Bank	(14,882)	(8,782)
Net change in repurchase agreements	5,461	7,731
Treasury stock acquired	(1)	(1)
Dividends paid to stockholders	(140)	(79)
Net cash (used) provided by financing activities	(3,784)	6,747
Net change in cash and cash equivalents	(6,652)	(2,883)
Cash and cash equivalents at beginning of period	14,263	12,146
Cash and cash equivalents at end of period	$7,611	$9,263
Cash paid during the period for:
Interest	$2,381	$2,607
Income taxes	1	1
Non-cash transactions:
Transfer of loans to foreclosed assets	$227	$120

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 2011 and 2010 (unaudited)
and December 31, 2010

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiary, Naugatuck Valley Mortgage Servicing Corporation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in the consolidation. These financial statements reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of its operations and its cash flows at the dates and for the periods presented.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and income and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, deferred income taxes and the valuation of certain investment securities.  While management uses available information to recognize losses and properly value these assets, future adjustments may be necessary based on changes in economic conditions both in Connecticut and nationally.

Management has evaluated subsequent events for potential recognition or disclosure in the financial statements.  No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2011 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

NOTE 4 — Accounting Standards Updates

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310).  This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of U.S. GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year.  The Company has not determined the impact, if any, of the adoption of the standard.

NOTE 5 – INVESTMENT SECURITIES

At March 31, 2011, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,020	$62	$-	$1,082
Mortgage-backed securities - GSEs	18,115	812	-	18,927
Collateralized mortgage obligations	2,539	27	(63)	2,503
Total debt securities	21,674	901	(63)	22,512
Auction-rate trust preferred securities	8,200	-	(301)	7,899

Total available-for-sale securities	$29,874	$901	$(364)	$30,411

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	$14,819	$40	$(240)	$14,619

Total held-to-maturity securities	$14,819	$40	$(240)	$14,619

At December 31, 2010, the composition of the investment portfolio was:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Available-for-sale securities:
U.S. government and agency obligations	$1,022	$65	$-	$1,087
Mortgage-backed securities - GSEs	19,093	867	-	19,960
Collateralized mortgage obligations	2,706	31	(61)	2,676
Total debt securities	22,821	963	(61)	23,723
Auction-rate trust preferred securities	8,200	-	(240)	7,960

Total available-for-sale securities	$31,021	$963	$(301)	$31,683

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost Basis	Gains	Losses	Value
Held-to-maturity securities:
Mortgage-backed securities	$15,334	$26	$(256)	$15,104

Total held-to-maturity securities	$15,334	$26	$(256)	$15,104

Included in collateralized mortgage obligations was one private label security with an amortized cost of $419,000 and $436,000, and fair value of $356,000 and $376,000 at March 31, 2011 and December 31, 2010, respectively.

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

The following is a summary of the fair values and related unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011, and December 31, 2010.

	At March 31, 2011
	Securities in Continuous Unrealized Loss Position Less Than 12 Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Mortgage backed securities	3	$9,719	$(240)

Total securities in unrealized loss position	3	$9,719	$(240)

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
	Number of Securities	Market Value	Unrealized Loss
(Dollars in thousands)
Collateralized mortgage obligations	1	$356	$(63)
Money market preferred stocks	2	2,099	(301)

Total securities in unrealized loss position	3	$2,455	$(364)

	At December 31, 2010
	Securities in Continuous Unrealized Loss Position Less Than 12 Months
(Dollars in thousands)	Number of Securities	Market Value	Unrealized Loss

Collateralized mortgage obligations	1	$182	$(3)
Mortgage backed securities	5	14,028	(256)

Total securities in unrealized loss position	6	$14,210	$(259)

	Securities in Continuous Unrealized Loss Position 12 or More Consecutive Months
	Number of Securities	Market Value	Unrealized Loss
(Dollars in thousands)
Collateralized mortgage obligations	1	$376	$(58)
Money market preferred stocks	2	2,160	(240)

Total securities in unrealized loss position	3	$2,536	$(298)

NOTE 6 – LOANS RECEIVABLE

A summary of loans receivable at March 31, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Real estate loans:
One-to-four family	$217,778	$219,286
Construction	27,429	30,921
Multi-family and commercial real estate	168,387	160,235
Total real estate loans	413,594	410,442

Commercial business loans	36,395	34,742
Consumer loans:
Savings accounts	938	956
Personal	216	236
Automobile	168	168
Home equity	33,564	34,807
Total consumer loans	34,886	36,167
Totals loans	484,875	481,351

Less:
Allowance for loan losses	6,684	6,393
Undisbursed construction loans	929	1,034
Deferred loan origination fees	374	403
Loans receivable, net	$476,888	$473,521

Weighted average yield	5.42%	5.47%

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

Construction and Land Development Loans.  This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.

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

Real Estate Secured Loans.  This portfolio segment includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties.  Loans of this type are written at a maximum of 75% of the appraised value of the property and we require that we have a second lien position on the property.  These loans are written at a higher interest rate and a shorter term than mortgage loans.  The Company has experienced a low level of foreclosure in this type of loan during recent periods.  These loans can be affected by economic conditions and the values of the underlying properties.

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

The allowance generally consists of specific (or allocated) and general components. The specific component relates to loans that are recognized as impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  Additional general reserves are placed on loans classified as either doubtful, substandard or special mention.

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses in the loan portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Transactions in the allowance for loan losses account were as follows for the periods indicated:

(In thousands)	Three Months Ended March 31, 2011	For the Year Ended December 31, 2010

Balance at beginning of year	$6,393	$3,996
Provision for loan losses	438	3,360
Charge-offs	(147)	(978)
Recoveries	-	15

Balance at end of period	$6,684	$6,393

The following tables set forth the balance of the allowance for loan losses at March 31, 2011 and December 31, 2010, by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  Also included is a summary of transactions in the allowance for loan and lease losses for the quarter ended March 31, 2011 and the year ended December 31, 2010.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	For the Three Months Ended March 31, 2011
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,585	$600	$2,714	$884	$610	$6,393
Charge-offs	(115)	-	-	(32)	-	(147)
Recoveries	-	-	-	-	-	-
Provisions	54	(45)	441	(110)	98	438
Ending Balance	$1,524	$555	$3,155	$742	$708	$6,684
Ending Balance individually evaluated for impairment	$2,489	$4,723	$2,601	$87	$372	$10,272
Ending Balance collectively evaluated for impairment	$-	$-	$-	$-	$-	$-

	For the Year Ended December 31, 2010
(In thousands)	One-to-Four Family	Construction	Commercial Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses:

Beginning Balance	$1,044	$632	$1,489	$481	$350	$3,996
Charge-offs	(27)	(170)	-	(754)	(27)	(978)
Recoveries	-	-	-	15	-	15
Provisions	568	138	1,225	1,142	287	3,360
Ending Balance	$1,585	$600	$2,714	$884	$610	$6,393
Ending Balance individually evaluated for impairment	$2,677	$4,059	$1,106	$1,598	$277	$9,717
Ending Balance collectively evaluated for impairment	$-	$-	$-	$-	$-	$-

The Company’s policies provide for the classification of loans and other assets into the following categories: pass (1 - 4), bankable with care (5), special mention (6), substandard (7), doubtful (8) and loss (9). Consistent with regulatory guidelines, loans and other assets that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of March 31, 2011:

Commercial Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2011
(In thousands)	Commercial Loans	Commercial Real Estate Construction	Commercial Real Estate
Grade:
4	$5,828	$220	$34,143
5	25,094	9,922	105,104
6	3,012	5,847	16,644
7	2,374	8,977	12,496
8	87	-	-
Total	$36,395	$24,966	$168,387

Consumer Loans - Credit Risk Profile by Internally Assigned Grade:
	At March 31, 2011
(In thousands)	Residential - Prime	Residential - Subprime

Grade:
Pass	$212,870	$-
Special Mention	410	-
Substandard	3,586	-
Doubtful	912	-
Total	$217,778	$-

Consumer Loans - Credit Risk Profile Based on Payment Activity:
At March 31, 2011
(In thousands)	Consumer - Other
Grade:
Performing	$34,374
Nonperforming	512
Total	$34,886

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month, and more frequently to the asset quality committee of the board of directors.

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2011 and December 31, 2010:

	Age Analysis of Past Due Financing Receivables As of March 31, 2011

(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - other	$111	$121	$1,198	$1,430	$34,965	$-	$2,248
Commercial RE construction	433	-	5,892	6,325	18,641	-	5,587
Commercial RE	1,510	-	5,695	7,205	161,182	-	17,491
Consumer				-
Consumer - other	63	440	512	1,015	33,871	-	298
Residential				-
Residential -prime	1,014	393	3,843	5,250	214,991	-	976
Residential -subprime	-	-	-	-	-	-	-
Total	$3,131	$954	$17,140	$21,225	$463,650	$-	$26,600

Age Analysis of Past Due Financing Receivables As of December 31, 2010

(In thousands)	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days (Nonaccrual)	Total Past Due	Current	Carrying Amount > 90 Days and Accruing	Considered Current That Have Been Modified in Previous Year
Commercial
Commercial - real estate	$60	$115	$1,356	$1,531	$33,211	$-	$2,494
Commercial RE construction	2,707	-	5,151	7,858	20,284	-	4,379
Commercial RE	1,686	258	6,242	8,186	152,049	-	16,525
Consumer				-
Consumer - other	470	100	515	1,085	35,082	-	208
Residential				-
Residential -prime	1,745	18	4,624	6,387	215,678	-	1,141
Residential -subprime	-	-	-	-	-	-	-
Total	$6,668	$491	$17,888	$25,047	$456,304	$-	$24,747

The following table is a summary of nonaccrual loans by loan class as of March 31, 2011 and December 31, 2010:

Loans on Nonaccrual Status
	As of
(In thousands)	March 31, 2011	December 31, 2010

Commercial	$1,198	$1,356
Commercial - real estate
Commercial RE construction	5,892	5,151
Commercial RE	5,695	6,242
Consumer
Consumer - other	512	515
Residential
Residential -prime	3,843	4,624
Residential -subprime	-	-
Total	$17,140	$17,888

Nonperforming loans (defined as nonaccrual loans and troubled debt restructurings) totaled $17.1 million at March 31, 2011 compared to $17.9 million at December 31, 2010.  The amount of income that was contractually due but not recognized on nonperforming loans totaled $655,000 at March 31, 2011, compared with $513,000 at December 31, 2010.

At March 31, 2011, there were no loans 90 or more days past due and still accruing interest.  At March 31, 2011, the Company had 64 loans on non-accrual status with foregone interest in the amount of approximately $655,000. Included in these loans are 26 loans which are not 90 days past due, but were placed on non-accrual status as a result of a recent modification or a doubtful classification.

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

At March 31, 2011, the Bank had $10.3 million of loans which were considered to be impaired, with an allocated allowance of $918,000, compared to $9.7 million of such loans at December 31, 2010 with an allowance of $929,000.  The increase is primarily due to one commercial loan secured by real estate, two residential mortgage loans and one home equity loan which were classified during the period, partially offset by removing one commercial business loan and the partial charge off of one residential mortgage loan.

The following tables are a summary of impaired loans by class of loans as of March 31, 2011 and December 31, 2010:

	Impaired Loans For the Three Months Ended March 31, 2011
(In thousands)	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
With no specific allowance recorded:
Commercial	$4,209	$4,209	$-	$4,110	$-
Consumer - other	1,577	1,577	-	1,458	11
With an allowance recorded:
Commercial	3,202	3,202	548	2,738	18
Consumer - other	1,284	1,284	370	1,284	8
Total:
Commercial	7,411	7,411	548	6,848	18
Consumer - other	2,861	2,861	370	2,742	19

	Impaired Loans For the Year Ended December 31, 2010
(In thousands)	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
With no specific allowance recorded:
Commercial	$4,011	$4,011	$-	$3,985	$4
Consumer - other	1,137	1,137	-	1,139	28
With an allowance recorded:
Commercial	2,752	2,752	504	2,758	50
Consumer - other	1,816	1,816	425	1,802	53
Total:
Commercial	6,763	6,763	504	6,743	54
Consumer - other	2,953	2,953	425	2,941	81

NOTE 7 - EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents are comprised of stock options and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented.  For the three months ended March 31, 2011, anti-dilutive options excluded from the calculations totaled 318,800 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  For the three months ended March 31, 2010, anti-dilutive options excluded from the calculations totaled 345,930 options (with an exercise price of $11.10) and 7,500 options (with an exercise price of $12.49).  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating either basic or diluted net income per common share.

	Three Months Ended March 31,
	2011	2010

Net income	$396,000	$314,000

Weighted-average common shares outstanding:
Basic	6,844,958	6,829,108
Effect of dilutive stock options
and restrictive stock awards	-	-
Diluted	6,844,958	6,829,108

Net income per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net income	$396	$314

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	(125)	169
Reclassification adjustment for gains (losses)
realized in net income	-	(8)

Other comprehensive income (loss) before tax effect	(125)	161

Income tax effect related to items of other
comprehensive income	(22)	59

Other comprehensive income (loss) net of tax effect	(103)	102

Total comprehensive income	$293	$416

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

The Company is recording share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis.  The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned stock awards.  Compensation expenses related to unearned restricted shares are amortized to compensation, taxes and benefits expense over the vesting period of the restricted stock awards.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing method as described below.  The Company recorded share-based compensation expense of $5,751 for the three months ended March 31, 2011, compared to $138,940 for the three months ended March 31, 2010 in connection with the stock option and restricted stock awards.  The expense declined in the 2010 period due to the final vesting of the initial grants.

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

NOTE 10 - DIVIDENDS

On January 25, 2011, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on March 1, 2011, to stockholders of record as of the close of business on February 8, 2011.

Naugatuck Valley Mutual Holding Company, the Company's mutual holding company and majority stockholder, waived receipt of all except $60,000 of the dividend payable to it, with the non-objection of the Office of Thrift Supervision ("OTS").

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

The following is a summary of the carrying value and estimated fair value of the Company’s significant financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and cash equivalents	$7,611	$7,611	$14,263	$14,263
Investment securities available for sale	30,411	30,411	31,683	31,683
Investment securities held-to-maturity	14,819	14,619	15,334	15,104
Loans held for sale	950	967	81	81
Loans receivable, net	476,888	491,043	473,521	478,104
Accrued income receivable	1,984	1,984	1,979	1,979
Servicing rights	384	460	364	420

Financial Liabilities
Deposits	$414,080	$411,026	$405,875	$403,091
Borrowed funds	93,421	95,122	102,842	104,766
Mortgagors' escrow accounts	2,406	2,406	4,832	4,832

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Current accounting guidance establishes a fair value hierarchy based on the transparency of inputs participants use to price an asset or liability.  The fair value hierarchy prioritizes these inputs into the following three levels:

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

Investment Securities - When quoted prices are available in an active market, the Company classifies securities within level 1 of the valuation hierarchy.  The Company had no securities classified as level 1 at March 31, 2011 or December 31, 2010.

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

Accrued income receivable – The carrying amounts reported in the statement of financial condition approximate these assets’ fair value.

Mortgage-servicing rights – The Bank sells residential mortgage loans with servicing rights retained. At the time of the sale, the Bank determines the value of the retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.  If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

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

Foreclosed Property and Repossessed Assets - Foreclosed property and repossessed assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. For the three months ended March 31, 2011 and 2010, foreclosed properties and repossessed assets with a carrying value of $227,000 and $120,000, respectively, were transferred to foreclosed property and repossessed assets from loans. Prior to the transfer, the assets whose fair value less costs to sell was less than their carrying value, were written down to fair value through a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. There were no subsequent valuation adjustments to foreclosed properties and repossessed assets for the three months ended March 31, 2011 and 2010.  Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements are classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements are classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2011 are summarized below:

	March 31, 2011 Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Total

Assets measured at fair value on a recurring basis:
Available-for-sale investment securities	$-	$22,512	$7,899	$30,411

Assets measured at fair value on a non-recurring basis:
Servicing rights	-	-	460	460
Impaired loans	-	9,346	9	9,355
Real estate owned and other repossessed assets	-	-	528	528

There were no significant transfers of assets between Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2011.

The following table shows a reconciliation of the beginning and ending balances for level 3 assets measured at fair value on a recurring basis:

(In thousands)	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010

Balance at beginning of period	$7,960	$7,880
New purchases	-	-
Transfer to (from) level 3	-	-
Increase (decrease) in fair value of securities
included in accumulated other
comprehensive income	(61)	80
Impairment charges included in net income	-	-
Proceeds from sale of level 3 securities	-	-
Redemptions at par	-	-
Balance at end of period	$7,899	$7,960

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the size, quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines.  Additional factors are discussed below under “Item 1A – Risk Factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II of this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets decreased by $4.1 million, or 0.7%, to $564.1 million from December 31, 2010 to March 31, 2011, primarily due to a decrease of $6.7 million in cash and cash equivalents and a decrease of $1.8 million in investments, partially offset by an increase of $3.4 million in loans.  The increase in loans primarily reflects an increase of $8.1 million in multi-family and commercial real estate loans and an increase of $1.6 million in commercial business loans, partially offset by a decrease of $3.5 million in construction loans, a decrease of $1.5 million in residential mortgage loans and a decrease of $1.3 million in consumer loans.  The increase in loans was primarily funded by increases in deposits.  The decrease in the residential mortgage portfolio is due to the sale of fixed rate residential mortgage loans through our secondary mortgage operation.

Total liabilities were $511.7 million at March 31, 2011 compared to $516.0 million at December 31, 2010.  Deposits at March 31, 2011 increased $8.2 million, or 2.0%, over December 31, 2010.  Between December 31, 2010 and March 31, 2011, core deposits (defined as all deposits other than certificates of deposit) increased $10.6 million while certificates of deposit decreased $2.4 million.  Management attributes the increase in core deposits to depositor preference to maintain funds in short term accounts given the expectation for higher market interest rates.  Borrowed funds, including advances from the Federal Home Loan Bank of Boston and reverse repurchase agreements, decreased $9.4 million, from $102.8 million at December 31, 2010 to $93.4 million at March 31, 2011.  The increases in deposits were used primarily to fund the growth in loans and to repay borrowings.

Total stockholders’ equity increased $161,000, from $52.3 million at December 31, 2010 to $52.4 million at March 31, 2011.  The increase in stockholders’ equity was due to net income of $396,000 for the three months and $13,000 in capital adjustments related to our 2005 Equity Incentive Plan, partially offset by dividends of $145,000 paid to stockholders and a net decrease in the unrealized gain on available for sale securities of $103,000.

Comparison of Operating Results For the Three Months Ended March 31, 2011 and 2010

General.     For the three months ended March 31, 2011, net income was $396,000 compared to $314,000 for the three months ended March 31, 2010, an increase of $82,000 or 26.1%.  The increase in the three month period was primarily due to lower loan loss provisions and higher noninterest income, partially offset by a lower level of net interest income and higher noninterest expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2011 totaled $4.4 million compared to $4.5 million for the quarter ended March 31, 2010, a decrease of $124,000 or 2.7%.  The decrease in net interest income was primarily due to a decrease in interest income of $381,000, or 5.3%.  The decrease was primarily due to a 32 basis point decrease in the average rates earned on interest earning assets, from 5.44% for the three months ended March 31, 2010 to 5.12% for the three months ended March 31, 2011, primarily as a result of lower market interest rates.

The decrease in interest income was partially offset by a decrease in interest expense.  The average rates paid on interest bearing liabilities decreased by 22 basis points from 2.06% for the three months ended March 31, 2010 to 1.84% for the three months ended March 31, 2011 primarily as a result of lower market interest rates.  The average balances of deposits increased by 6.6% for the three months ended March 31, 2011.  The average balances of borrowings decreased by 17.4% over the same period.  Increases in the average balances of deposits were experienced in all categories of deposits.  The increases in deposits were primarily used to pay down advances from the Federal Home Loan Bank.

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,332	$6,684	(5.27)%
Fed Funds sold	-	1	(100.00)
Investment securities	430	458	(6.11)
Total interest income	6,762	7,143	(5.33)
Interest expense:
Certificate accounts	1,587	1,658	(4.28)
Regular savings accounts	104	85	22.35
Checking and NOW accounts	11	11	-
Money market savings accounts	44	57	(22.81)
Total interest-bearing deposits	1,746	1,811	(3.59)
FHLB advances	589	772	(23.70)
Other borrowings	23	32	(28.13)
Total interest expense	2,358	2,615	(9.83)
Net interest income	$4,404	$4,528	(2.74)%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets
Loans	$473,877	5.34%	$474,976	5.63%
Fed Funds sold	2,154	0.00	4,128	0.10
Investment securities	45,543	3.78	39,873	4.59
Federal Home Loan Bank stock	6,252	0.00	6,252	0.00

Total interest-earning assets	$527,826	5.12	$525,229	5.44

Interest-bearing liabilities
Certificate accounts	$238,272	2.66	$233,657	2.84
Regular savings accounts & escrow	85,227	0.49	68,421	0.50
Checking and NOW accounts	59,408	0.07	56,269	0.08
Money market savings accounts	26,799	0.66	25,881	0.88

Total interest-bearing deposits	409,706	1.70	384,228	1.89
FHLB advances	88,641	2.66	109,895	2.81
Other borrowings	12,966	0.71	13,170	0.97

Total interest-bearing liabilities	$511,313	1.84%	$507,293	2.06%

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

The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Allowance at beginning of period	$6,393	$3,996
Provision for loan losses	438	809

Charge-offs	(147)	(10)
Recoveries	-	-
Net recoveries (charge-offs)	(147)	(10)
Allowance at end of period	$6,684	$4,795

The provision for loan losses was $438,000 for the three months ended March 31, 2011, compared to $809,000 for the same period in 2010.  The balances of non-performing assets decreased $641,000 between December 31, 2010 and March 31, 2011.  Classified assets also decreased $1.9 million over the same period.  As a result, the level of allowance for loan losses to gross loans rose from 0.99% at March 31, 2010 to 1.38% at March 31, 2011, allowing for the lower provision in the 2011 period.  Charge-offs were $147,000 during the three months ended March 31, 2011, compared to $10,000 during the three months ended March 31, 2010.  The charge-offs in the 2011 period were due to the write-down of $115,000 on a one- to four-family loan which is in the process of foreclosure, and  the partial charge off in the amount of $32,000 of two commercial term loans as a part of a workout of a non-performing commercial relationship.  The balance of this relationship was paid in full during March 2011.

The following table provides information with respect to the Company’s nonperforming assets at the dates indicated.  The Company did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2011	At December 31, 2010	% Change
	(Dollars in thousands)
Nonaccrual loans	$10,524	$11,127	(5.42)%
Troubled debt restructurings	6,616	6,761	(2.14)
Real estate owned	438	331	32.33
Other repossessed assets	90	90	-
Total nonperforming assets	$17,668	$18,309	(3.50)%

Total nonperforming loans to total loans	3.54%	3.73%	(5.09)%

Total nonperforming loans to total assets	3.04%	3.15%	(3.49)%

Total nonperforming assets to total assets	3.13%	3.22%	(2.80)%

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At March 31, 2011	At December 31, 2010
	(In thousands)

Special mention assets	$29,730	$28,593
Substandard assets	30,405	33,377
Doubtful assets	95	111
Loss assets	-	-
Total classified assets	$60,230	$62,081

The 3.0% decrease in the level of classified assets from December 31, 2010 to March 31, 2011 was primarily in our commercial loan portfolio.  Classified assets are primarily loans rated special mention or substandard in accordance with regulatory guidance.  These assets warrant and receive increased management oversight and allowance for loan losses (both general reserves and, in certain cases, specific reserves) have been established to account for the increased credit risk of these assets.  At March 31, 2011, $17.7 million of classified assets were nonperforming assets, compared to $18.3 million at December 31, 2010.

Noninterest Income.  The following table summarizes noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Fees for services related to deposit accounts	$213	$246	(13.41)%
Fees for other services	174	139	25.18
Net gain on investments	147	8	1,737.50
Mortgage banking income	128	26	392.31
Income from bank owned life insurance	77	84	(8.33)
Income from investment advisory services, net	74	41	80.49
Other income	24	27	(11.11)
Total	$837	$571	46.58%

Noninterest income was $837,000 for the quarter ended March 31, 2011 compared to $571,000 for the quarter ended March 31, 2010, an increase of 46.6%.  The increase is primarily due to a partial recovery of $147,000 with respect to Fannie Mae auction rate pass-through certificates on which we recorded an other-than-temporary impairment charge of $3.2 million in the third quarter of 2008.  We also experienced a $102,000 increase in income generated by increased activity in the secondary mortgage market, combined with a $35,000 increase in fees for other services and $33,000 in increased income from investment advisory services.  These increases were partially offset by a $33,000 decrease in fees for services related to deposit accounts and a $7,000 decrease in income from bank owned life insurance.

 Noninterest Expense.  The following table summarizes noninterest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Compensation, taxes and benefits	$2,357	$2,075	13.59%
Office occupancy	607	587	3.41
Computer processing	262	229	14.41
FDIC insurance premiums	204	162	25.93
Directors compensation	176	216	(18.52)
Professional fees	138	111	24.32
Advertising	99	73	35.62
Office supplies	47	51	(7.84)
Loss on foreclosed real estate, net	39	18	116.67
Public company expenses	18	11	63.64
Costs related to terminated merger	-	66	(100.00)
Other expenses	304	255	19.22
Total	$4,251	$3,854	10.30%

Noninterest expense was $4.3 million for the quarter ended March 31, 2011 compared to $3.9 million for the quarter ended March 31, 2010.  The increase was the result of increases in compensation costs ($282,000), computer processing ($33,000), professional fees ($27,000), advertising ($26,000), loss on foreclosed real estate ($21,000), and office occupancy ($20,000), partially offset by a $40,000 decrease in directors’ compensation over the 2010 period.  Increases in compensation, computer processing, advertising and office occupancy were due primarily to the expansion of our secondary mortgage operation.  Additionally, costs of $66,000 associated with the terminated acquisition are included in the 2010 period.

Income Taxes. Provision for income taxes was $156,000 for the quarter ended March 31, 2011 compared to $122,000 for the quarter ended March 31, 2010 primarily due to the higher level of net income before provision for income taxes.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $7.6 million, including federal funds of $1.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.4 million at March 31, 2011.  At March 31, 2011, the Company had the ability to borrow a total of $148.5 million from the Federal Home Loan Bank of Boston, of which $81.0 million in borrowings was outstanding, along with $12.4 million in repurchase agreements.  At March 31, 2011, the Company had arranged overnight lines of credit of $2.5 million with the Federal Home Loan Bank of Boston.  The Company had no overnight advances outstanding with the Federal Home Loan Bank of Boston as of that date.  In addition, at March 31, 2011, the Company had the ability to borrow $3.5 million from a correspondent bank.  The Company had no advances outstanding on this line at March 31, 2011.

The following table summarizes the commitments and contingent liabilities as of the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010
Commitments to extend credit:
Loan commitments	$11,803	$12,233
Unused lines of credit	20,397	19,751
Amounts due mortgagors on construction loans	15,911	17,867
Amounts due on commercial loans	22,325	19,788
Commercial letters of credit	4,112	4,198

Certificates of deposit due within one year of March 31, 2011 totaled $171.4 million, or 41.4% of total deposits.  If these deposits do not remain with us, the Company will be required to seek other sources of funds, including other certificates of deposit and our available lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than are currently paid on the certificates of deposit due on or before March 31, 2012.  Based on past experience, however, the Company believes that a significant portion of our certificates of deposit will remain with us.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company’s primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2011, the Company originated $38.0 million of loans, including renewals, refinances and advances, and purchased $3.9 million of securities.  These activities were funded primarily by the proceeds from sales and maturities of available-for-sale securities and held to maturity securities of $1.6 million and an increase of $8.2 million in deposits.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances.  The Company experienced a net increase in total deposits of $8.2 million for the three months ended March 31, 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and its local competitors and other factors.  The Company generally manages the pricing of deposits to be competitive and to increase core deposit relationships.  Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.  The Company experienced a net decrease in Federal Home Loan Bank advances and repurchase agreements of $9.4 million for the three months ended March 31, 2011.  The increases in deposits were used primarily to fund the growth in loans and to repay borrowings.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.3 million at March 31, 2011.

The Company is not subject to separate regulatory capital requirements.  At March 31, 2011, the Bank was subject to the regulatory capital requirements of the OTS, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, the Bank exceeded all of its regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

The following table is a summary of the Bank’s actual capital as computed under the standards established by the OTS at March 31, 2011.

	OTS Regulation		Naugatuck Valley Savings and Loan
(Dollars in thousands)	Adequately Capitalized	Well Capitalized	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	8.00%	10.00%	$51,345	11.88%

Tier I Risk-Based Capital (to Risk-Weighted Assets)	4.00%	6.00%	45,938	10.63%

Tier I Capital (to Adjusted Total Assets)	4.00%	5.00%	45,938	8.17%

Tangible Equity Capital (to Tangible Assets)	1.50%	2.00%	45,938	8.17%

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

For the three months ended March 31, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Quantitative Aspects of Market Risk.  The Bank uses an interest rate sensitivity analysis prepared by the OTS to review its level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  The Bank measures interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table, which is based on information that the Bank provides to the OTS, presents the change in the Bank’s net portfolio value at December 31, 2010 (the most current information available) that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that the Bank might take to counteract that change.

				Net Portfolio Value as % of
Basis Point ("bp")	Net Portfolio Value			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$40,012	$(20,953)	(34)%	7.19%	(3.13)%
200	48,446	(12,519)	(21)%	8.51%	(1.81)%
100	56,076	(4,889)	(8)%	9.65%	(0.67)%
50	58,988	(1,977)	(3)%	10.06%	(0.26)%
0	60,965	-	-	10.32%	-
(50)	61,850	885	1%	10.42%	0.10%
(100)	62,552	1,587	3%	10.50%	0.18%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company’s repurchases of its common stock for the quarter ended March 31, 2011.

	For the Three Months Ended March 31, 2011
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	-	$-	-	159,676
February	-	$-	-	159,676
March	196	$8.16	-	159,676

Total	196	$8.16	-	159,676

(1)  Included the withholding of 196 shares at an average price of $8.16 per share subject to restricted stock awards under the Naugatuck Valley Financial Corporation 2005 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

Item 3. – Defaults Upon Senior Securities.  Not applicable

Item 4. – (Removed and Reserved)

Item 5. – Other Information.  Not applicable

Item 6. – Exhibits.

           Exhibits –

3.1	Charter of Naugatuck Valley Financial Corporation (1)
3.2	Bylaws of Naugatuck Valley Financial Corporation, as amended (2)
4.1	Specimen Stock Certificate of Naugatuck Valley Financial Corporation (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certifications.
____________________
(1)  Incorporated by reference to the Exhibits to the Company’s Form 10-Q for the three months ended September 30, 2004.

(2)  Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 18, 2007 and to Exhibit 3(ii) to the Company’s Form 8-K filed on March 14, 2011.

(3)  Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1, as amended, initially filed on June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Naugatuck Valley Financial Corporation

Date: May 16, 2011	By:	/s/ John C. Roman
John C. Roman
President and Chief Executive Officer
(principal executive officer)

Date: May 16, 2011	by:	/s/ Lee R. Schlesinger
Lee R. Schlesinger
Senior Vice President and Chief Financial Officer
(principal financial officer)